Form 10-Q
period 2008-06-30
Cheetah Consulting, Inc.
filed 2008-08-13
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-146209

CHEETAH CONSULTING, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

6860 Gulfport Blvd. South, #161 St. Petersburg, Florida 33707
(Address of Principal Executive Offices)

(941) 723-2480
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2008:  4,550,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion And Analysis Or Plan Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls And Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cheetah Consulting, Inc.:

We have reviewed the accompanying balance sheet of Cheetah Consulting, Inc. as of June 30, 2008 and the related statements of operations and cash flows for the three-month and six-month periods ended June 30, 2008 and June 30, 2007. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

August 7, 2008

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Balance Sheet

As of

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash & Cash Equivalents	79,361	4,965
Accounts Receivable	0	40,000
Due from FL UC Fund	389	0
Total Current Assets	79,750	44,965
Fixed Assets
Equipment & Automobile	65,539	65,539
Accumulated Depreciation	(13,307)	(6,789)
Total Fixed Assets	52,232	58,750
TOTAL ASSETS	131,982	103,715
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued Expenses	78,750	20,040
Note Payable-Current Portion-Note C	9,573	9,226
Total Current Liabilities	88,323	29,266

Non-Current Liabilities
Note Payable-Non Current Portion-Note C	32,238	37,175
Total Non-Current Liabilities	32,238	37,175
Total Liabilities	120,561	66,441
Stockholders' Equity
Common Stock, $.001 Par Value,200,000,000 shares
authorized, 4,550,000 issued & outstanding-Note F	4,550	4,550
Paid in Capital	(1,845)	(1,845)
Retained Earnings	8,716	34,569
Total Equity	11,421	37,274
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	131,982	103,715

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Statement of Operations

For the

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Consulting Income	$90,000	$39,000	$90,000	$89,724
Total Revenue	90,000	39,000	90,000	89,724

Operating Expenses:
Accounting & Audit Fees	750	1,075	1,875	1,075
Automobile Expenses	5,097	1,797	5,424	2,392
Business Gifts				215
Commissions-Note D	78,000	4,684	78,000	31,024
Depreciation Expense	3,259	206	6,518	322
Insurance Expense		720		720
Interest Expense	800	388	1,570	388
Legal Fees				400
Licenses and Taxes			300	469
Meals and Entertainment	1,478	1,413	1,647	2,015
Office Expense	150	185	223	533
Postage & Shipping	85	2	84	55
Telephone/Internet	1,835	587	2,650	865
Transfer Agent Fees	100		100
Travel	14,208		17,462	2,696
Total Operating Expenses	105,762	11,057	115,853	43,169
Net Income (Loss) from Operations	(15,762)	27,943	(25,853)	46,555

Other Income:
Interest Income	0	0	0	5
Total Other Income	0	0	0	5

Net Income(Loss)	($15,762)	$27,943	($25,853)	$46,560

Earnings (loss) per common share:
Net income (loss) per share-Note E	$0.00	$0.01	($0.01)	$0.01

Weighted Average Shares Basic and Diluted	4,550,000	3,500,000	4,550,000	4,025,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Statement of Cash Flows

For the Six Months Ended June 30,

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	(25,853)	46,560
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation Expense	6,518	322
Investment (Income)Loss	0	(5)
Changes in Operating Assets and Liabilities:
Accounts Receivable	39,611
Accrued Expenses	58,710	1,757
Payroll Taxes Payable	0	(245)

Net cash provided (used) by Operating Activities	78,986	48,389

INVESTING ACTIVITIES:
Investment Income(Loss)	0	5
Acquisition of Equipment	0	(58,491)
Net cash provided (used) by Investing Activities	0	(58,486)

FINANCING ACTIVITIES:
Capital Stock Issued		4,200
Paid in Capital		(4,095)
Note Payable-Principal paid	(4,590)	0
Note Payable-Proceeds		50,753
Net cash provided (used) by Financing Activities	(4,590)	50,858

Net Increase in cash & cash equivalents	74,396	40,761

Cash & cash equivalents at beginning of period	4,965	2,635

Cash & cash equivalents at end of period	79,361	43,396

Supplemental Disclosure:
Interest Expense	$1,570	$388

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

CHEETAH CONSULTING, INC.

Notes to Financial Statements

June 30, 2008 and June 30, 2007

(UNAUDITED)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated May 11, 2004 in the State of Florida.  The Company is in the business of consulting.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and June 30, 2007; (b) the financial position at June 30, 2008 and (c) cash flows for the six month periods ended June 30, 2008 and June 30, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and December 31, 2006 and notes thereto in the Company’s registration statement on Form S-1 for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using straight-line    methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment exists at June 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Quick Link to Table of Contents

CHEETAH CONSULTING, INC.

Notes to Financial Statements

June 30, 2008 and June 30, 2007

(UNAUDITED)

(continued)

Revenue Recognition

The Company generates revenue through consulting services. The Company provides these services and bills for them as the services are rendered.  The Company recognizes its revenue when its services are rendered.

Accounts Receivable

Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

Income Taxes

 For 2007, the Company was taxed under Subchapter S of the Internal Revenue Code. Therefore no provision for income taxes has been made for 2007. The company’s S-Corporation election was revoked effective January 1, 2008. For 2008 the Company will be taxed under Subchapter C of the Internal Revenue Code. The Company provides for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between certain assets and liabilities for financial and tax reporting. Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. The Company has not recognized either a current income tax benefit or a current income tax expense, the realization of which could not be considered more likely than not.

Fair Values Of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, requires the Corporation to disclose estimated fair value for its financial instruments. Fair Value estimates, methods, and assumptions are set forth as follows for the Corporation’s financial instruments. The carrying amounts of cash, receivables, other current assets, payables, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments.

Recently Adopted or Issued Accounting Pronouncements

There are no recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

NOTE C – NOTE PAYABLE

The Company has a note payable to Chase Auto Finance. The note is dated May 7, 2007 in the original amount of $51,291.35 and is payable in monthly installments of $1,026.72 over five (5)

Years with a fixed interest rate of 7.25%. The note is secured by a 2006 Mercedes C55 AMG.

Scheduled principal payments due and principal balances of the note over the next five years are as follows:

Periods ending June 30,	Principal Due for the Year	Principal Balances
2008		$$41,811
2009	$ 9,573	$32,238
2010	$10,299	$21,939
2011	$11,080	$10,859
2012	$10,859	$ 0

Quick Link to Table of Contents

CHEETAH CONSULTING, INC.

Notes to Financial Statements

June 30, 2008 and June 30, 2007

(UNAUDITED)

(continued)

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays commissions to the husband of a key shareholder as a contract consultant. The consultant may leave his position at any time and the Company may terminate this relationship at any time.  The consultant earned commissions of $28,000 and $31,024 for the periods ended June 30, 2008 and 2007 respectively.

NOTE E – EARNINGS(LOSS) PER COMMON SHARE

Earnings (Loss) per common share of ($0.01) were calculated based on a net loss numerator of ($25,853) divided by a denominator of 4,550,000 weighted-average shares of common stock outstanding at June 30, 2008. Earnings (Loss) per common share of $0.01 were calculated based on a net Income numerator of $46,560 divided by a denominator of 4,025,000 weighted-average shares of common stock outstanding at June 30, 2007. There are no share equivalents.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to Japan's legal system and economic, political and social events in Japan, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Wes" "we," "us," or "our" and the "Company" are references to the business of Cheetah Consulting, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Cheetah Consulting, Inc. (“CCI”) was incorporated on May 11, 2004 under the laws of the State of Florida. Diane J. Harrison, Esq. is majority owner and president of the company. With over twenty-five (25) years of experience, she has provided management expertise in private industry as well as in the federal government.  CCI currently provides services to a number of small businesses.  The Company is working to assist owners of their businesses in the valuation of their company to determine an appropriate strategy for the owner to successfully exit the business.

Sources of Revenue

Our primary focus is the valuation of small to medium sized businesses where the owner(s) is seeking to exit the business. The companies we seek are those that can be valued and for which an exit strategy can be developed. Targeted companies will include those with owner(s) who have built the company over time and those with the necessary financial data to analyze. The owner(s) must be taught to develop an outsider point of view of the business and a willingness to act on opportunities to create incremental value. A restructuring framework model is used to assist in the valuation of the business.  The present value of the company is considered in terms of a maximum restructured value.  This may necessitate the disposal/acquisition of assets or business opportunities.  By using a discounted cash flow or DCF approach, an economic model, we believe a more sophisticated and reliable picture of a company’s value can be developed.  In the DCF approach, the value of a business is the future-expected-cash-flow discounted at a rate that reflects the riskiness of the business.  We use mathematical formulas to determine the discounted cash flow.  We can separate a

Quick Link to Table of Contents

company’s expected cash flow into two time periods and the company’s value can be defined as:  value = present value of cash flow during explicit forecast period + present value of cash flow after explicit forecast period (or the continuing value).  There are three DCF techniques that we can use:  the long explicit forecast; the growing free cash flow perpetuity formula; and the value driver formula.  Since each formula is mathematical in nature we are able to plug in the necessary date into a computer spreadsheet with the appropriate formula to get our analysis.  Our Secretary, Ms. Lynnette Harrison, a computer programmer, has the experience and skills to update any programs we need.  By utilizing computer programs for our formulas, any of our employees can run the analysis which is then reviewed by either our President Diane J. Harrison, our Treasurer Joseph Scutero or Michael Daniels.  The results to be presented to the client are then finally reviewed and approved by our President.

The fees charged to a client range from $5,000 to $15,000 per project, depending on the size of the client company.  A client pays the fee up front for us to provide a valuation of his or her business using our DCF model.  The client supplies financial statements provided by their accountants for us to pull the figures we use in our formulas.  We then meet with the client to discuss the results and the different approaches they may utilize in the future as an exit strategy.

We do not execute any formal agreement in writing with a client.  As a company we believe that personal service and reputation are important and to date this arrangement has worked well for both our clients and our Company.

Results of Operations

General

The following table shows our revenues, expenditures and net income for the six month periods ended June 30, 2008 and June 30, 2007 (Unaudited).

Table 4.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
June 30, 2008	$ 90,000	$ 115,853	$ (25,853)
June 30, 2007	$ 89,724	$ 43,169	$ 46,555

Operating Results for the six months Ended June 30, 2008 Compared To June 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

**  remainder of this page intentionally left blank **

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Statement of Operations

For the:

	6 months ended	6 months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change

Revenue:
Consulting Income	$90,000	$89,724	276	0%
Total Revenue	90,000	89,724	276	0%

Operating Expenses:
Accounting & Audit Fees	1,875	1,075	800	74%
Automobile Expenses	5,424	2,392	3,032	127%
Business Gifts		215	-215	-100%
Commissions-Note D	78,000	31,024	46,976	151%
Depreciation Expense	6,518	322	6,196	1924%
Insurance Expense		720	-720	-100%
Interest Expense	1,570	388	1,182	305%
Legal Fees		400	-400	-100%
Licenses and Taxes	300	469	-169	-36%
Meals and Entertainment	1,647	2,015	-368	-18%
Office Expense	223	533	-310	-58%
Postage & Shipping	84	55	29	53%
Telephone/Internet	2,650	865	1,785	206%
Transfer Agent Fees	100		100	100%
Travel	17,462	2,696	14,766	548%
Total Operating Expenses	115,853	43,169	72,684	168%
Net Income (Loss) from Operations	(25,853)	46,555	-72,408	-156%

Other Income:
Interest Income	0	5	-5	-100%
Total Other Income	0	5

Net Income	($25,853)	$46,560	-72,413	-156%

Net income (loss) per share-Note E	($0.01)	$0.01	0	-200%

Weighted Average Shares Basic and Diluted	4,550,000	4,025,000	525,000	13%

Quick Link to Table of Contents

Revenues. For the six months ended June 30, 2008, revenues were $90.000, compared to $89,724for the six months ended June 30, 2007. There was no significant increase or decrease in revenues.  Our increase of $90,000 over our first quarter revenues can be directly attributed to our efforts at marketing during the first quarter.

Cost of Revenues. Cost of Revenues increased by $72,408 to $115,853 for the six months ended June 30, 2008 from $43,169 for the six months June 30, 2007. The increase in cost of revenues of $72,408 is largely due to the commissions earned.   As a percentage of revenues, our cost of revenue was 129% for the six months ended June 30, 2008, an increase from 48% for the six months ended June 30, 2007.

Gross Profit (Loss). For the six months ended June 30, 2008 and 2007, we incurred a loss of $25,853 and a profit $46,555 respectively, a decrease of $72,408. The decrease in our losses is due primarily to the increase in the commissions to be paid.

Provision for Income Taxes.  No provision for income taxes was made in the six months ended June 30, 2008.

Net Income. As a result of the factors described above, net income decreased from $46,560 for the six months ended June 30, 2007 to ($25,853) for the same period in 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $79,361.

Since May of 2004 the company has concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believes it can capitalize on the number of business owners seeking to develop an appropriate exit strategy.

Our internal liquidity is provided by our operations. Our total current assets exceed our current liabilities by over $11,000.00. Management believes that in the fiscal year 2008 the Company will continue to show a profit and operations should be sustainable in the long-term of at least twelve (12) months.  In the event the company needs additional funds, our President, Diane J. Harrison, will provide any necessary capital to the company in the form of non-interest bearing loans due and payable at least twelve (12) months in the future.  There is no agreement in writing regarding this loan and our Board of Directors does not believe a written commitment is necessary due to the present level of time and effort Ms. Harrison has in the venture.

While the capital resources of the company are stable from a cash perspective, the credit of the officers and directors for debt financing if necessary is extremely strong. The company has not established any lines of credit with any banks. Two members of our Board of Directors, Ms. Diane Harrison and Mr. Scutero, are accredited investors and have high credit ratings to support any required personal guarantee.  They have committed to the company that they would secure up to $150,000 in credit if necessary.  There is no agreement in writing regarding this extension of credit and our Board of Directors does not believe a written commitment is necessary due to the present level of time and effort Ms. Harrison and Mr. Scutero have in the venture.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination we will analyze all strategies to continue the company and maintain or increase shareholder value. Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

We have not entered into any discussions with any companies, financial institutions, investment banks, broker-dealers, promoters or other parties regarding the pursuit of any business combination that would result in a change in control.  We set forth above the  specific circumstances under which this would occur, keeping in mind the fiduciary responsibility of management to maintain shareholder value.

Quick Link to Table of Contents

Cash Flow for six months ended June 30, 2008 compared to June 30, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Cheetah Consulting, Inc.

Statement of Cash Flows

For the:

	2008	2007	Change	% Change
OPERATING ACTIVITIES:
Net Income(Loss)	(25,853)	46,560	(72,413)	-156%
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation Expense	6,518	322	6,196	1924%
Investment (Income)Loss	0	(5)	5	-100%
Changes in Operating Assets and Liabilities:
Accounts Receivable	39,611	0	39,611	100%
Accrued Expenses	58,710	1,757	56,953	3241%
Payroll Taxes Payable	0	(245)	245	-100%

Net cash provided (used) by Operating Activities	78,986	48,389	30,597	63%

INVESTING ACTIVITIES:
Investment Income(Loss)	0	5	(5)	-100%
Acquisition of Equipment	0	(58,491)	58,491	-100%
Net cash provided (used) by Investing Activities	0	(58,486)	58,486	-100%

FINANCING ACTIVITIES:
Capital Stock Issued	0	4,200	(4,200)	-100%
Paid in Capital	0	(4,095)	4,095	-100%
Note Payable-Principal paid	(4,590)	0	(4,590)	-100%
Note Payable-Proceeds	0	50,753	(50,753)	-100%
Net cash provided (used) by Financing Activities	(4,590)	50,858	(55,448)	-109%

Net Increase in cash & cash equivalents	74,396	40,761	33,635	83%

Cash & cash equivalents at beginning of period	4,965	2,635	2,330	88%

Cash & cash equivalents at end of period	79,361	43,396	35,965	83%

Supplemental Disclosure:
Interest Expense	$1,570	$388	1,182	305%

Operating Activities.  For the six months ended June 30, 2008 and 2007, our operating activities provided $78,986 and $48,389 respectively. This increase in cash provided was mainly due to our collecting of accounts receivable and accruing commissions payable.

Quick Link to Table of Contents

Investing Activities.  For the six month periods ended June 30, 2008 and 2007 our investing activities were $0 and $58,491, respectively.

Financing Activities.  Net cash provided (used) by financing activities in the six month periods ended June 30, 2008 and 2007 totaled ($4,590) and $50,858, respectively. The decrease in the cash provided by financing activities was primarily attributable to financing the company automobile in 2007.  A reduction in cash provided by stockholder loans also contributed to the decrease.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was neither accrued interest or penalty associated with any unrecognized tax benefits nor any interest expense recognized during the period.

In December 2007, the Financial Accounting Standards Board issued Statement of SFAS No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as non-controlling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our financial statements.

Quick Link to Table of Contents

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to many market risks, such as potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold any derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Diane J. Harrison, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Ms. Harrison concluded that, as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the six-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

** Remainder of this page intentionally left blank **

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of Cheetah Consulting, Inc.'s common stock without registration under the Securities Act of 1933during the last three years. No sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

(a)  On August 7, 2006, the Board of Directors issued 25,000 shares of stock (at $0.01 per share) to President Diane J. Harrison for paid in capital of $250.    The Company relied on the exemption from registration under Section 4(2) of the 1933 Securities Act, as amended.  The following table gives effect to the change in par value from $0.01 to $0.001 per share that occurred on February 28, 2007, which the Company treated as a forward stock split of 1:10, and the true forward stock split of 1:10 that occurred on March 31, 2007.

Name of Stockholder	Shares Received	Consideration	Date of Payment	After Change in Par Value (0.01 to 0.001)	After Forward Stock Split (1:10)
Diane J. Harrison	25,000	$250.00 Check	August 7, 2006	250,000	2,500,000

(b)  On August 31, 2006 the Board of Directors authorized the sale of up to 15,000 additional shares of stock (at $0.01 per share). The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares were sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  The company sold 10,500 of the authorized 15,000 shares and then closed the sale of additional shares. The sales to the individuals listed below were for shares issued from the authorized capital stock for paid-in-capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to friends, family and personal business acquaintances of the Officers and Directors. Each individual had specific knowledge of the Company’s operation that was given to them personally by the Officers and Directors. Each individual is considered educated and informed concerning small investments, such as the $3.00 investment in our company. The sale of the shares occurred between September 1, 2006 and March 31, 2007 to the individuals below. Upon receipt of the executed subscription agreements, the sale of any additional shares was closed by the Board of Directors.  Each stock subscription agreement executed by the purchaser was formally accepted by the company on March 31, 2007 and shares were issued effective upon the acceptance by the company. The following table gives effect to the change in par value from $0.01 to $0.001 per share that occurred on February 28, 2007, which the Company treated as a forward stock split of 1:10, and the true forward stock split of 1:10 that occurred on March 31, 2007.

Quick Link to Table of Contents

Name of Stockholder	Shares Received	Consideration	Date of Payment	After Change in Par Value (0.01 to 0.001)	After Forward Stock Split (1:10)
Joseph Scutero	300	$3.00 Check	March 31, 2007	3,000	30,000
Lynnette J. Harrison	300	$3.00 Check	March 31, 2007	3,000	30,000
Wilma J. Harrison	300	$3.00 Check	March 31, 2007	3,000	30,000
William B. Harrison	300	$3.00 Check	March 31, 2007	3,000	30,000
Belvey Harrison	300	$3.00 Check	March 31, 2007	3,000	30,000
William B. Harrison, II	300	$3.00 Check	March 31, 2007	3,000	30,000
William B. Harrison, III	300	$3.00 Check	March 31, 2007	3,000	30,000
Chad W. Sparks	300	$3.00 Check	March 31, 2007	3,000	30,000
Brandi J. Peachy	300	$3.00 Check	March 31, 2007	3,000	30,000
Nick R. Holladay	300	$3.00 Check	March 31, 2007	3,000	30,000
Sherry J. Long	300	$3.00 Check	March 31, 2007	3,000	30,000
John J. Piazza	300	$3.00 Check	March 31, 2007	3,000	30,000
Scott Bills	300	$3.00 Check	March 31, 2007	3,000	30,000
Meshel Coleman	300	$3.00 Check	March 31, 2007	3,000	30,000
Joseph Coleman	300	$3.00 Check	March 31, 2007	3,000	30,000
Jasmine Coleman	300	$3.00 Check	March 31, 2007	3,000	30,000
Eileen Love	300	$3.00 Check	March 31, 2007	3,000	30,000
Kandace Coleman	300	$3.00 Check	March 31, 2007	3,000	30,000
Jerry Neel, Jr.	300	$3.00 Check	March 31, 2007	3,000	30,000
Moshe Turgeman	300	$3.00 Check	March 31, 2007	3,000	30,000
Albert Moretti	300	$3.00 Check	March 31, 2007	3,000	30,000
Martin Mink	300	$3.00 Check	March 31, 2007	3,000	30,000
Evan Scutero	300	$3.00 Check	March 31, 2007	3,000	30,000
Karen Wolfson	300	$3.00 Check	March 31, 2007	3,000	30,000
Alan Drien	300	$3.00 Check	March 31, 2007	3,000	30,000
Matthew Miller	300	$3.00 Check	March 31, 2007	3,000	30,000
Larry Chapman	300	$3.00 Check	March 31, 2007	3,000	30,000
Ashley Coleman	300	$3.00 Check	March 31, 2007	3,000	30,000
Mark J. Kepes	300	$3.00 Check	March 31, 2007	3,000	30,000
Deborah A. Kepes	300	$3.00 Check	March 31, 2007	3,000	30,000
Rolland L. Owens	300	$3.00 Check	March 31, 2007	3,000	30,000
Corey Owens	300	$3.00 Check	March 31, 2007	3,000	30,000
Brent Owens	300	$3.00 Check	March 31, 2007	3,000	30,000
Stephanie Owens	300	$3.00 Check	March 31, 2007	3,000	30,000
Betty Owens	300	$3.00 Check	March 31, 2007	3,000	30,000
Total:	10,500			105,000	1,050,000

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the six month period ending June 30, 2008 that were not reported in a current report on Form 8-K.

Quick Link to Table of Contents

ITEM 5

OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 6

EXHIBITS

Exhibit No.	Description
3(i)	Articles of Incorporation Filed on September 9, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
3(ii)

Amended and Restated Articles of Incorporation

Filed on September 9, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.1

Amended and Restated Articles of Incorporation

Filed on September 9, 2007 as Exhibit 3(iii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.2	By-Laws Filed on September 9, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
15	Letter on Unaudited Interim Financial Information by Randall N. Drake, C.P.A.
23

Consent of Experts and Counsel: Independent Auditor's Consent by Randall N. Drake, C.P.A.

Filed on May 27, 2008 as Exhibit 23.3 to the registrant’s Registration Statement on Form S-1/A (File No. 333-146209) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH CONSULTING, INC.

Dated: August 12, 2008	/s/Diane J. Harrison.
Diane J. Harrison
Chief Executive Officer

Dated: August 12, 2008	/s/Diane J. Harrison.
Diane J. Harrison
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Articles of Incorporation Filed on September 9, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
3(ii)

Amended and Restated Articles of Incorporation

Filed on September 9, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.1

Amended and Restated Articles of Incorporation

Filed on September 9, 2007 as Exhibit 3(iii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.2	By-Laws Filed on September 9, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
15	Letter on Unaudited Interim Financial Information by Randall N. Drake, C.P.A.
23

Consent of Experts and Counsel: Independent Auditor's Consent by Randall N. Drake, C.P.A.

Filed on May 27, 2008 as Exhibit 23.3 to the registrant’s Registration Statement on Form S-1/A (File No. 333-146209) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.