Form 10-Q
period 2008-09-30
Cheetah Consulting, Inc.
filed 2008-11-10
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2008:  4,550,000

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

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cheetah Consulting, Inc.:

We have reviewed the accompanying balance sheet of Cheetah Consulting, Inc. as of September 30, 2008 and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

November 4, 2008

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Balance Sheet

As of

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current Assets
Current Assets
Cash & Cash Equivalents	26,425	4,965
Accounts Receivable	0	40,000
Due from FL UC Fund	389	0
Total Current Assets	26,814	44,965
Fixed Assets
Equipment & Automobile	70,073	65,539
Accumulated Depreciation	(16,604)	(6,789)
Total Fixed Assets	53,469	58,750
TOTAL ASSETS	80,283	103,715
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued Expenses	2,590	20,040
Note Payable-Current Portion-Note C	9,751	9,226
Total Current Liabilities	12,341	29,266

Non-Current Liabilities
Note Payable-Non Current Portion-Note C	29,721	37,175
Total Non-Current Liabilities	29,721	37,175
Total Liabilities	42,062	66,441
Stockholders' Equity
Common Stock, $.001 Par Value,200,000,000 shares
authorized, 4,550,000 issued & outstanding	4,550	4,550
Paid in Capital	(1,845)	(1,845)
Retained Earnings	35,516	34,569
Total Equity	38,221	37,274
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	80,283	103,715

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Statement of Operations

For the

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Consulting Income	$0	$12,500	$90,000	$102,224
Total Revenue	0	12,500	90,000	102,224

Operating Expenses:
Accounting & Audit Fees	750	75	2,625	1,150
Automobile Expenses	938	2,779	6,362	5,171
Business Gifts				215
Commissions-Note D	0	17,500	7,000	48,524
Depreciation Expense	3,297	3,107	9,815	3,429
Dues & Subscriptions	100		100
Insurance Expense		1,440		2,160
Interest Expense	741	917	2,311	1,305
Legal Fees				400
Licenses and Taxes		280	300	749
Meals and Entertainment	1,507	796	3,154	2,811
Office Expense	811	274	1,034	808
Postage & Shipping	0	41	85	95
Scuba Lessons & Supplies		1,027		1,027
Telephone/Internet	849	1,541	3,499	2,406
Transfer Agent Fees	100		200	0
Travel	35,106	0	52,568	2,696
Total Operating Expenses	44,199	29,777	89,053	72,946
Net Income (Loss) from Operations	(44,199)	(17,277)	947	29,278

Other Income:
Interest Income	0	0	0	5
Total Other Income	0	0	0	5

Net Income(Loss)	($44,199)	($17,277)	$947	$29,283

Earnings (loss) per common share:
Net income (loss) per share-Note E	($0.01)	$0.00	$0.00	$0.01

Weighted Average Shares Basic and Diluted	4,550,000	4,550,000	4,550,000	4,287,500

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Statement of Cash Flows

For the Nine Months Ended September 30,

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	947	29,283
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation Expense	9,815	3,429

Changes in Operating Assets and Liabilities:
Accounts Receivable	40,000
Accrued Expenses	(17,839)	(3,000)
Payroll Taxes Payable	0	(245)

Net cash provided (used) by Operating Activities	32,923	29,467

INVESTING ACTIVITIES:
Acquisition of Equipment	(4,535)	(64,203)
Net cash provided (used) by Investing Activities	(4,535)	(64,203)

FINANCING ACTIVITIES:
Capital Stock Issued		4,200
Paid in Capital		(4,095)
Note Payable-Principal paid	(6,929)	(2,802)
Note Payable-Proceeds		51,391
Net cash provided (used) by Financing Activities	(6,929)	48,694

Net Increase in cash & cash equivalents	21,459	13,958

Cash & cash equivalents at beginning of period	4,965	2,635

Cash & cash equivalents at end of period	26,424	16,593

Supplemental Disclosure:
Interest Expense	$2,311	$1,305

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

CHEETAH CONSULTING, INC.

Notes to Financial Statements

September 30, 2008 and September 30, 2007

(UNAUDITED)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated May 11, 2004 in the State of Florida.  The Company is in the business of consulting.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007; (b) the financial position at September 30, 2008 and (c) cash flows for the nine month periods ended September 30, 2008 and September 30, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and December 31, 2006 and notes thereto in the Company’s registration statement on Form S-1 for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of equipment exists at September 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Quick Link to Table of Contents

CHEETAH CONSULTING, INC.

Notes to Financial Statements

September 30, 2008 and September 30, 2007

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

Scheduled principal payments due and principal balances of the note over the next five years are as follows:

Periods ending September 30,	Principal Due for the Year	Principal Balances
2008	$	$ 39,472
2009	$ 9,571	$ 29,721
2010	$ 10,489	$ 19,232
2011	$ 11,285	$ 7,947
2012	$ 7,947	$ 0

Quick Link to Table of Contents

CHEETAH CONSULTING, INC.

Notes to Financial Statements

September 30, 2008 and September 30, 2007

(UNAUDITED)

(continued)

NOTE D – RELATED PARTY TRANSACTIONS

The Company pays commissions to the husband of a key shareholder as a contract consultant. The consultant may leave his position at any time and the Company may terminate this relationship at any time.  The consultant earned commissions of $7,000 and $48,524 for the periods ended September 30, 2008 and 2007 respectively.

NOTE E – EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share of ($0.00) were calculated based on a net income numerator of $947 divided by a denominator of 4,550,000 weighted-average shares of common stock outstanding at September 30, 2008. Earnings (Loss) per common share of $0.01 were calculated based on a net Income numerator of $29,283 divided by a denominator of 4,287,500 weighted-average shares of common stock outstanding at September 30, 2007. There are no share equivalents.

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the nine month periods ended September 30, 2008 and September 30, 2007 (Unaudited).

Table 4.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME (LOSS)
September 30, 2008	$ 90,000	$ 115,853	$ (25,853)
September 30, 2007	$ 89,724	$ 43,169	$ 46,555

Operating Results for the nine months Ended September 30, 2008 Compared To September 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

**  remainder of this page intentionally left blank **

Quick Link to Table of Contents

Cheetah Consulting, Inc.

Statement of Operations

For the:

	9 months ended	9 months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change
Revenue:
Consulting Income	$90,000	$102,224	($12,224)	-12%
Total Revenue	90,000	102,224	(12,224)	-12%

Operating Expenses:
Accounting & Audit Fees	2,625	1,150	1,475	128%
Automobile Expenses	6,362	5,171	1,191	23%
Business Gifts		215	(215)	-100%
Commissions-Note D	7,000	48,524	(41,524)	-86%
Depreciation Expense	9,815	3,429	6,386	186%
Dues & Subscriptions	100		100	100%
Insurance Expense		2,160	(2,160)	-100%
Interest Expense	2,311	1,305	1,006	77%
Legal Fees		400	(400)	-100%
Licenses and Taxes	300	749	(449)	-60%
Meals and Entertainment	3,154	2,811	343	12%
Office Expense	1,034	808	226	28%
Postage & Shipping	85	95	(10)	-11%
Scuba Lessons & Supplies		1,027	(1,027)	-100%
Telephone/Internet	3,499	2,406	1,093	45%
Transfer Agent Fees	200	0	200	100%
Travel	52,568	2,696	49,872	1850%
Total Operating Expenses	89,053	72,946	16,107	22%
Net Income (Loss) from Operations	947	29,278	(28,331)	-97%

Other Income:
Interest Income	0	5	(5)	-100%
Total Other Income	0	5	(5)	-100%

Net Income(Loss)	$947	$29,283	(28,336)	-97%

Earnings (loss) per common share:
Net income (loss) per share-Note E	$0.00	$0.01	(0)	-100%

Weighted Average Shares Basic and Diluted	4,550,000	4,287,500	262,500	6%

Quick Link to Table of Contents

Revenues. For the nine months ended September 30, 2008, revenues were $90.000, compared to $89,724for the nine months ended September 30, 2007. There was no significant increase or decrease in revenues.  With the current economic downturn we believe that this was the major factor contributing to our revenues not being larger.

Operating Expenses. Our operating expenses increased by $16,107 to $89,053 for the nine months ended September 30, 2008 from $72,946 for the nine months September 30, 2007. The increase in in our operating expenses of $16,107 is due to the increase of $49,872 in our travel expenses.   With the downturn in the U.S. economy we tried to expand our concept to Asia and Europe.  We made several trips to Hong Kong, China and Europe in an effort to offer our services to companies with multinational operations. As a percentage of revenues, our cost of revenue was 99% for the nine months ended September 30, 2008, an increase of 28% for the nine months ended September 30, 2007.

Gross Profit (Loss). For the nine months ended September 30, 2008 and 2007, we had a profit of $947 and $29,278 respectively, a decrease of $28,331 for the nine month period ended September 30 2008. The decrease in our losses is due primarily to the increase in the travel expenses.

Provision for Income Taxes.  No provision for income taxes was made in the nine months ended September 30, 2008.

Net Income. As a result of the factors described above, net income decreased from $29,283 for the nine months ended September 30, 2007 to $947 for the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $26,814.

Since May of 2004 the company has concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believes it can capitalize on the number of business owners seeking to develop an appropriate exit strategy.

Our internal liquidity is provided by our operations. Our total current assets exceed our current liabilities by over $38,000.00. Management believes that in the fiscal year 2008 the Company may not show a profit however operations should be sustainable in the long-term of at least twelve (12) months.  In the event the company needs additional funds, our President, Diane J. Harrison, will provide any necessary capital to the company in the form of non-interest bearing loans due and payable at least twelve (12) months in the future.  There is no agreement in writing regarding this loan and our Board of Directors does not believe a written commitment is necessary due to the present level of time and effort Ms. Harrison has in the venture.  In addition, the company has a line of credit with Bank of America that may be drawn on.

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

We have not entered into any discussions with any companies, financial institutions, investment banks, broker-dealers, promoters or other parties regarding the pursuit of any business combination that would result in a change in control.  We set forth above specific circumstances under which this would occur, keeping in mind the fiduciary responsibility of management to maintain shareholder value.

Quick Link to Table of Contents

Cash Flow for nine months ended September 30, 2008 compared to September 30, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Cheetah Consulting, Inc.

Statement of Cash Flows

For the:

	9 months ended	9 months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change
OPERATING ACTIVITIES
Net Income(Loss)	947	29,283	(28,336)	-97%
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation Expense	9,815	3,429	6,386	186%

Changes in Operating Assets and Liabilities:
Accounts Receivable	40,000		40,000	100%
Accrued Expenses	(17,839)	(3,000)	(14,839)	495%
Payroll Taxes Payable	0	(245)	245	-100%
Income Taxes Payable	0		0	0%
Sales Tax Payable	0		0	0%

Net cash provided (used) by Operating Activities	32,923	29,467	3,456	12%

INVESTING ACTIVITIES:
Acquisition of Equipment	(4,535)	(64,203)	59,668	-93%
Net cash provided (used) by Investing Activities	(4,535)	(64,203)	59,668	-93%

FINANCING ACTIVITIES:
Capital Stock Issued	0	4,200	(4,200)	-100%
Paid in Capital	0	(4,095)	4,095	-100%
Note Payable-Principal paid	(6,929)	(2,802)	(4,127)	147%
Note Payable-Proceeds	0	51,391	(51,391)	-100%
Net cash provided (used) by Financing Activities	(6,929)	48,694	(55,623)	-114%

Net Increase in cash & cash equivalents	21,459	13,958	7,501	54%

Cash & cash equivalents at beginning of period	4,965	2,635	2,330	88%

Cash & cash equivalents at end of period	26,424	16,593	9,831	59%

Supplemental Disclosure:
Interest Expense	$2,311	$1,305	1,006	77%

Quick Link to Table of Contents

Operating Activities.  For the nine months ended September 30, 2008 and 2007, our operating activities provided $32,923 and $29,467 respectively. This increase in cash provided was mainly due to our increase in accounts receivable of $40,000 and accruing expenses payable of ($17,839).

Investing Activities.  For the nine month periods ended September 30, 2008 and 2007 our investing activities were $4,535 and $64,203, respectively of net cash used by investing in the acquisition of equipment.

Financing Activities.  Net cash provided (used) by financing activities in the nine month periods ended September 30, 2008 and 2007 totaled ($6,929) and $48,694, respectively. The decrease in the cash provided by financing activities was primarily attributable to financing the company automobile in 2007.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Current Business Climate

The current business climate in the U.S. has shown a marked decrease in the availability of credit to small to medium size businesses.  This has caused our potential clients to either continue their present operation without seeking an exit from their business or the sale of their business due to lower valuation of the business.  This retrenchment is having a direct impact on our ability to gain business.  As a result we are going to reduce our operations to conserve our capital until such time as the economy is stronger and our target market is again receptive to our efforts.

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

Quick Link to Table of Contents

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Diane J. Harrison, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Ms. Harrison concluded that, as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the nine month period ending September 30, 2008 that were not reported in a current report on Form 8-K.

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

CHEETAH CONSULTING, INC.

Dated: November 10, 2008	/s/Diane J. Harrison.
Diane J. Harrison
Chief Executive Officer

Dated: November 10, 2008	/s/Diane J. Harrison.
Diane J. Harrison
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Articles of Incorporation Filed on September 9, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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