Form 10-K
period 2008-12-31
VISION INDUSTRIES CORP
filed 2009-03-31
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

17383 W. Sunset Blvd., Suite A930 Pacific Palisades, California 90272
(Address of Principal Executive Offices)

(310) 456-7300
(Registrant’s Telephone Number, Including Area Code)

CHEETAH CONSULTING, INC. 6860 Gulfport Blvd. South, #161 St. Petersburg, Florida 33707
(Former Name and Address)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐    No ☑

Quick Link to Table of Contents

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCBB on December 31, 2008 was $0.00.

The number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	29,050,000

Documents incorporated by reference:  N/A

ii

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Submission Of Matters To A Vote Of Security Holders

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A—Controls And Procedures

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock holder matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Vision Industries Corp. (“VIC,” “Vision,” or the “Company”), formerly known as Cheetah Consulting, Inc., was incorporated on May 11, 2004 under the laws of the State of Florida. Diane J. Harrison, Esq. was majority owner and president of the company. With over twenty-five (25) years of experience, she provided management expertise in private industry as well as in the federal government.  The Company was working to assist owners of their businesses in the valuation of their company to determine an appropriate strategy for the owner to successfully exit the business.

Since inception, we engaged in developing our business model as well as developing a network of accountants, C.P.A.s, and attorneys for referrals for business.  In August of 2006, we began providing consulting services to companies requiring guidance and assistance in successfully developing the valuation of their company as well as a strategy for the owner to utilize in exiting the business.

On January 2, 2007, we initiated a plan of recapitalization. The Company determined that it needed to increase the number of authorized shares to 200,000,000.  A change was made in the par value from $.01 to $.001.  On February 28, 2007, Amended and Restated Articles of Incorporation were filed with the Florida Department of State.  Due to a typographical error in the Amended and Restated Articles filed on February 28, 2007 the Company filed new Amended and Restated Articles on July 26, 2007 to correct the typographical error. At that time the business plan was modified to include the intention to acquire existing consulting companies.  We brought in additional shareholders to the company on March 31, 2007.  The shareholder base was increased due to family and friends being interested in the unique concept developed by the Company.

At the beginning of the 4th quarter of 2008 management believed that the economic downturn was having an impact on our ability to market our services.  Management determined that it needed to seek to acquire other businesses or technology that would allow the company to move forward and create shareholder value. On December 9, 2008, the Company agreed to enter into a licensing agreement with a hydrogen technology company.  The license involved a specific hydrogen technology for the trucking industry and was limited to the State of California.  This license was acquired for 3,000,000 million shares of restricted common stock to be issued as follows:  2,250,000 shares at the time of transfer of the license to Vision and 750,000 shares upon accumulation of 100 miles of successful test driving the prototype trucks with the hydrogen-powered drive train.  In addition, restricted stock was issued to Martin Schuermann (1,500,000 shares), Lawrence Weisdorn (14,731,500 shares), Donald Hejmanowski (7,000,000 shares), and Cohee Capital Management (1,500,000 shares) for consulting services to be rendered. After this issuance of restricted shares of stock, there is a total of 29,050,000 shares issued and outstanding.

Shortly after the acquisition of the license agreement, we had a change in our officers and directors.

On December 10, 2008, Joseph Scutero submitted his resignation as Treasurer and Director to be effective at 5:00 PM, Friday, December 12, 2008; his resignation was accepted on December 12, 2008.  Mr. Scutero voluntarily resigned to allow the incoming officers and directors the ability to move the company forward in a manner consistent with their management style.  Mr. Scutero has no disagreements with the incoming officers or directors.

On December 11, 2008, Ms. Lynnette J. Harrison submitted her resignation as Secretary and Director to be effective at 9:00 AM, Monday, December 15, 2008; her resignation was accepted on December 12, 2008.  Ms. Harrison voluntarily resigned to allow the incoming officers and directors the ability to move the company forward in a manner consistent with their management style.  Ms. Harrison has no disagreements with the incoming officers or directors.

On December 12, 2008, Diane J. Harrison submitted her resignation as Chief Financial Officer, President and Director to be effective at 9:00 AM, Monday, December 15, 2008; her resignation was accepted on December 12, 2008.  Ms. Harrison voluntarily resigned to allow the incoming officers and directors the ability to move the company forward in a manner consistent with their management style.  Ms. Harrison’s law firm of Harrison Law, P.A. was retained to act as securities counsel for the company.  Ms. Harrison has no disagreements with the incoming officers or directors.

On December 12, 2008 the Board of Directors of the Company appointed Martin Schuermann, age 43, to serve as Director and Chief Executive Officer of the Company; appointed Lawrence Weisdorn, age 50, to serve as Secretary, Treasurer, Chief Operating Officer, and Chairman of the Board of Directors; and Donald Hejmanowski, age 49 to serve as Director and as Vice President of Corporate Communications, each appointment to be effective as of 9:00 AM, Monday, December 15, 2008.

Quick Link to Table of Contents

Mr. Schuermann’s experience includes serving as Chairman and CEO of IM-Internationalmedia AG and Intermedia Inc., a producer and distributor of feature films such as Terminator 3, Basic Instinct 2 and several other feature films.  Mr. Schuermann was a founding partner in the Los Angeles based merchant bank EuroCapital Advisors.  Prior to this he was Managing Director of CLT-UFA (US), Bertlsmann’s US based television and film arm.

Mr. Weisdorn was a co-founder, Chief Executive Officer and Director of MEMS USA, Inc. MEMS is a developer and manufacturer of advanced engineered products, systems and services for the energy sector.  After leaving MEMS Mr. Weisdorn worked on the development of hydrogen fuel cell kits for motor vehicles.

Mr. Hejmanowski has a long and diversified background in consulting through his own company H Y D, Inc. as well as serving as a director of several public companies.

The incoming Officers and Directors executed employment agreements.  Copies these agreements are included as exhibits to this Annual Report on Form 10-K.

We currently have no regular paid employees. There was one commissioned employee that was paid on a project by project basis.  This employee was Mr. Michael Daniels, the husband of our President.  Mr. Daniels has resigned his position.

ICE Conversions, Inc. (“ICE”) developed, engineered and built a working prototype of a hydrogen/electric hybrid Hummer H2 that ICE named the “high performance hydrogen drive system.”  Using their proprietary hydrogen drive system as the base platform, they went on to develop and begin building the Cheetah and the Tyrano Freightliner (collectively the “Vehicles”).  Vision entered into a licensing agreement with ICE effective December 15, 2008 (“ICE Agreement”).  Vision intends to:

a)

develop, manufacture and build high performance cars and/or heavy duty class 7 or 8 trucks powered by ICE’s proprietary high performance hydrogen drive system (“Assembling Business”);

b)

market and sell the products produced by the Assembling Business ("Marketing Business”); and

c)

own and operate hydrogen fueling stations initially in and around the Port of Long Beach, CA, for the class 7 or 8 trucks (“Hydrogen Stations”).

Management’s immediate vision for the high performance hydrogen drive system was to provide a pollution free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the City of Long Beach, California.

We are a company focused on marketing these zero-emission Vehicles to a variety of alternate energy and green- minded individuals, OEM dealer networks, as well as for sale to end-user consumers. We are uniquely positioned to leverage our knowledge and experience about alternative fuels, electronic controls, hydrogen and hybrid hydrogen/electric drive systems, and hydrogen handling and refueling. We intend to become part of the truly pollution free or reduced pollution solution and alternative energy conversion systems solution for today’s drivers.

At the present time, third party products exist for the various products that Vision intends to install in the Vehicles and we do not believe the Vehicles require substantial design modifications or further engineering to bring the Vehicles to market. We have not made public announcements regarding the availability of our new products. We believe acquisition of supplies, costs of assembly and other costs related to the production of the Vehicles will require the investment of a material amount of our current and future assets.

We believe that a substantial commercial market outside the ports of Los Angeles and Long Beach will begin to develop for these products over the next three (3) to seven (7) years. However, we also believe that these Vehicles will reach significant production volumes only if fuel cell and hydrogen-based vehicles and hydrogen fueling products enter the marketplace in sufficient quantities to create a demand for a broad network of hydrogen fueling stations owned and operated by others.

A number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil, and reduce harmful emissions. Our products for the clean power market, featuring off-the-shelf components that provide fuel storage, fuel delivery, and electronic vehicle control systems, will compete directly with other OEM offerings.

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our hydrogen vehicles to meet market opportunities. Initially, we are focusing our alt-fuel enabling technology marketing efforts on North America!particularly Southern

Quick Link to Table of Contents

California. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

Depending on the popularity of our product, which is somewhat dependent on market forces, that is, the cost of gasoline and the public acceptance of alternate fuels, it may be necessary for Vision to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure ourselves of a continuous allotment of goods from suppliers. Vision intends to employ policies, wherever possible, giving us the right to return excess or obsolete supplies to our suppliers. We do not intend to provide extended payment terms or credit to our customers; we will rely on normal credit arrangements including the acceptance by us of checks, credit and debit cards, and cash for payment from our customers.

We have had no revenues related to the hydrogen drive technology, including sales of any of our products, since the date we obtained the license agreement.

Fuel Cell and Hydrogen Vehicle Industry Overview

The emerging fuel cell and hydrogen vehicle industry offers a technological option to increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cell, bio-diesel, electric and hydrogen hybrid vehicles have emerged as a potential alternative to existing conventional internal combustion engine vehicles because of their higher efficiency, reduced noise and lower tailpipe emissions. Fuel cell industry participants are currently targeting the transportation and hydrogen refueling infrastructure markets. We believe that our hydrogen and hybrid enabling products of fuel storage, fuel delivery, and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in these markets.

 A fuel cell is an electrochemical device that produces electricity by combining hydrogen with oxygen from the air. This electrochemical reaction occurs silently and without combustion, with useable heat and water as the only by-products. The system can use as its base fuel either pure hydrogen or hydrogen derived from hydrocarbon fuels, such as methanol, natural gas or petroleum, using a device called a reformer. A reformer breaks down hydrocarbon fuels using heat and a catalytic process. Regardless of the fuel used to provide hydrogen, the fuel cell system requires on-board hydrogen storage, fuel delivery, and electronic controls. Furthermore, keys to optimizing the performance of a fuel cell are proper metering and delivery of hydrogen fuel and air to fuel cell stacks and efficient storage of the fuel to maximize total operation time.

The use of hydrogen as a fuel of the future has been gaining support worldwide. Domestically, former President George W. Bush promoted his goal of achieving energy independence for the United States in tandem with dramatic improvements in the quality of the environment, as he first expressed in his 2003 State of the Union Address. Furthermore, Energy Policy Act of 2005 as enacted into law on July 29, 2005, established a comprehensive national policy that includes provisions intended to accelerate the implementation of hydrogen as an energy carrier. The Act authorized a $3.2 billion dollar investment through 2010 by the federal government towards the development, demonstration, and ultimate commercialization of these alt-fuel technologies. The funding is intended to support the research, development, and demonstration of hydrogen production, storage, distribution and dispensing, and transport. The Energy Bill also supports the research, development, and demonstration of fuel cell systems for stationary and portable power generation as well as for transportation applications, including light- and heavy-duty vehicles.

Furthermore, the Act has also set goals for the production and deployment of not less than 100,000 hydrogen-fueled vehicles in the United States by 2010 and 2,500,000 hydrogen-fueled vehicles by 2020.

The U.S. Department of Energy published the National Hydrogen Energy Roadmap that provides a plan for the coordinated, long-term, public and private efforts required for hydrogen energy development. As of December 1, 2008, there were approximately 168 hydrogen-refueling stations operating worldwide and 63 planned openings. Current updated statistics regarding the number of hydrogen refueling stations can be found at http://www.fuelcells.org/info/charts/h2fuelingstations.pdf .  Some of these are open for retail service, such as the station opened by Shell Hydrogen in Washington D.C. The trend is toward compressed hydrogen. In California alone, where Governor Arnold Schwarzenegger is actively promoting a “Hydrogen Highway Network,” there are 22 operational hydrogen stations with plans for 19 more in 2009 and a total of 50-100 in 2010. In addition to signing an executive order that calls for a hydrogen refueling infrastructure throughout California, the Governor continues to support hydrogen technologies and claims that hydrogen is one of the “environmental technologies [that] will allow us to conserve energy, cut pollution and protect our natural resources.” Other states that have recently established statewide initiatives to encourage the implementation of hydrogen and fuel cells include Colorado, Florida, Illinois, Michigan, New Mexico, New York and Ohio.

The number of fuel cell and hydrogen demonstration programs is increasing worldwide, other examples which include the California Fuel Cell Partnership, California Stationary Fuel Cell Collaborative, Compressed Hydrogen Infrastructure Program, Clean Energy

Quick Link to Table of Contents

Partnership in Berlin, Controlled Hydrogen Fleet & Infrastructure Demonstration and Validation Project, Fuel Cell Bus Club, Japan Hydrogen & Fuel Cell Demonstration Project, Hydrogen Highway Network in California, BC Hydrogen Highway in British Columbia, AQMD Test Fleet, Hi Way Initiative, Ruhr-Alps-Milan Hydrogen Supply Chain Integrated Project, Hydrogen Corridor in Canada, Norwegian HyNor Project, Illinois Hydrogen Highway, The Northern H in the Upper Midwest, and Singapore’s Initiative in Energy Technology.

Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial, and military vehicles. In the automotive market, each of DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation has unveiled fuel cell vehicles with mass production of fuel cell vehicles anticipated by General Motors to begin close to the end of the decade, by DaimlerChrysler to begin by 2012 to 2015, and by Toyota to begin by 2015. Allied Business Intelligence (“ABI”), a technology research and consultancy firm that publishes intelligence on the automotive industry and energy markets, projects that mass production of fuel cell vehicles will begin in 2010 and that the industry will produce approximately 500,000 fuel cell vehicles per year by 2015.

Hydrogen-powered hybrid and other hydrogen vehicles can begin to drive the demand for the refueling infrastructure of this clean fuel, which is a critical component to fuel cell vehicle commercialization. The South Coast Air Quality Management District located in Diamond Bar, Southern California, is positioning the Los Angeles, Orange and Riverside Counties to be ready for fuel cell vehicles by initiating a hydrogen-powered hybrid program. In January 2006, 30 hydrogen hybrid   Toyota Priuses were obtained by fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, was to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program has helped expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized. We believe that this can be the model for other markets where fuel cell vehicles will emerge, such as, North America, Europe and Asia-Pacific, and thus we intend to initially focus our marketing efforts of hydrogen hybrid systems Southern California.

We believe that additional marketing opportunities will develop in other areas, including forklifts, golf carts, recreational vehicles, auxiliary power units, and military applications. The commercialization of fuel cells and alt-fuel conversion kits in all of these markets will generate, and require, across-the-board cost reductions for the entire system, including the fuel cell stack, fuel system, and assembly, making the kits more attractive to end purchasers. We hope to achieve cost reduction targets in volume production.

Commercialization of fuel cell vehicles is dependent upon establishing cost-effective on-board fuel storage solutions, hydrogen storage and handling codes and standards, and a hydrogen-refueling infrastructure. Safety is also a primary concern when dealing with highly compressed gases. The fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system on the vehicle. Safety concerns apply to the fuel system as a whole, including the tank, regulator and fuel lines, all of which need to comply with applicable safety standards. Additionally, to ensure widespread commercialization, the fuel storage and delivery systems need to provide adequate range, be of acceptable size and shape, and perform similarly to conventionally fueled vehicles without unacceptably high cost. We believe interim steps will be taken by governments to provide initial refueling infrastructure for demonstration fleets, government programs, commercial fleet operators, and initial consumer commercialization. This initial infrastructure could include mobile refueling units, compact stationary refueling units and bulk transport trailers.

Our Business

(1) Principal Products or Services and Their Markets

Our primary focus was the valuation of small to medium sized businesses where the owner(s) were seeking to exit the business. The companies we sought were those that could be valued and for which an exit strategy could be developed.  Since the acquisition of a licensing agreement to focus on the development, assembling and marketing of hydrogen powered vehicles. Our products will include the Cheetah, a high performance hydrogen powered Supercar and also the Tyrano Freightliner, a high power short haul drayage class 8 truck for sale to both the end-user consumer market as well as to the Original Equipment Manufacturers (“OEMs”) dealer networks. Both these vehicles will feature superior performance, zero emissions and reduced operating costs. We are uniquely positioned to leverage our knowledge and experience about alternative fuels (“alt-fuels”), electronic controls, electric and hybrid electric drive systems, and hydrogen handling and refueling capabilities to support the growing hybrid vehicle market and the early introduction of hydrogen fueled vehicles. We intend to become a one stop solution to provide a truly pollution free or reduced pollution, alternative energy conversion solution for today’s drivers.  To accomplish this we will be marketing the following alternative energies vehicles:

Quick Link to Table of Contents

1. Cheetah

We will be assembling and marketing a 425 HP, 1,350 FT/LB of torque, zero emission Supercar powered by the proprietary Vision hydrogen drive system. This hydrogen/electric hybrid drive system reduces dependence on gasoline, and eliminates pollution associated with burning fossil fuels.

2. Tyrano Freightliner

We will manufacture, market and distribute a hydrogen powered Freightliner assembled on behalf of Vision by Freightliner.  These trucks are designed to replace short haul class 8 (84,000 lb GVW) diesel trucks that operate in and around the Ports of Long Beach and Los Angeles.  The trucks will be powered by a proprietary 402 HP, 3,200 FT/LB of torque, zero emission hydrogen/electric drive system.

We classify our business operations into two reportable segments: Cheetah and Tyrano Freightliner which represents complementary businesses that will be managed jointly.  The manufacture and assembly will be outsourced with our main function to remain as an engineering company.

(2) Distribution Methods of the Services

The primary delivery of our services will be through our location in Pacific Palisades, California. Our President Lawrence Weisdorn, will have the primary responsibility of targeting and developing specific segments in the transportation industry to obtain clients. As a result of the Governor of California signing the “Hydrogen Highway” bill interest in our specific products is high.  We are receiving unsolicited inquiries regarding the Tyrano Freightliner vehicle.

We will rely on Freightliner to manufacture and assemble the Tyrano for distribution.

(3) Status of Any Publicly Announced New Product or Service

We have not developed any new or unique products or services that would make us stand above our competition. Instead, we have chosen to obtain the rights to the proprietary hydrogen drive system as the base platform for our vehicles. Vision plans to continue to develop our alt-fuel technologies conversion kits for sale to end-user consumers to assist in expediting the commercialization of fuel cell, hybrid, alternative fuel and specialized vehicle applications. Most of the major automotive OEMs have unveiled fuel cell vehicles in response to the mass production of fuel cell vehicles anticipated by General Motors to begin before 2010, by DaimlerChrysler to begin in 2012 to 2015, and by Toyota to begin by 2015. We expect owners of “traditional fuel” vehicles to show an increasing interest in products such as our Vehicles in order to benefit from the economies of alternate fuel. We plan to focus our initial marketing efforts primarily in Southern California.

(4) Our Competition

We believe that substantial commercial markets will begin to develop for these products over the next three (3) to seven (7) years. However, we also believe that these Vehicles will reach significant production volumes only if fuel cell and hydrogen-based vehicles and hydrogen fueling products enter the marketplace in sufficient quantities to create a demand for a broad network of hydrogen fueling stations owned and operated by others.

A number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil, and reduce harmful emissions. Our products for the clean power market, featuring off-the-shelf components that provide fuel storage, fuel delivery, and electronic vehicle control systems, will compete directly with other OEM offerings.

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our hydrogen vehicles to meet market opportunities. Initially, we are focusing our alt-fuel enabling technology marketing efforts on North America!particularly Southern California. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

Quick Link to Table of Contents

Depending on the popularity of our product, which is somewhat dependent on market forces, that is, the cost of gasoline and the public acceptance of alternate fuels, it may be necessary for Vision to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure ourselves of a continuous allotment of goods from suppliers. Vision intends to employ policies, wherever possible, giving us the right to return excess or obsolete supplies to our suppliers. We do not intend to provide extended payment terms or credit to our customers; we will rely on normal credit arrangements including the acceptance by us of checks, credit and debit cards, and cash for payment from our customers.

In the fuel cell and hydrogen industry, our expertise will be in alternative fuel high performance vehicles. We do not manufacture fuel cells or fuel reformers or the parts we will use in our vehicles. We may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens, and Visteon, and from motor vehicle OEMs that develop fuel systems internally. Also, Quantum is now the leading provider of alternative fuel technologies to the automotive industry and has already established a significant marketplace presence.

We believe that our competitors have technology leadership and integration expertise derived from many years of experience with vehicle development and assembly programs whereas we are a recently formed company with no track-record. Our foreseeable competitors typically focus on individual components, whereas we will focus on integrating preexisting components into the “best-available composite vehicle.” Also, some offer complete packaged fuel systems based on their own advanced technologies, including gaseous fuel storage, fuel metering and electronic controls.

A critical element for hydrogen-based vehicles and OEM alternative fuel vehicles is fuel storage. We will use and integrate third party supplier fuel storage systems, primarily high-pressure gaseous storage cylinders for hydrogen, in our conversion kits. Manufacturers of the systems include Quantum, Dynetek Industries Ltd., Lincoln Composites and Structural Composites Inc. Liquid hydrogen, metal hydrides and on-board liquid fuel reformation may also provide alternatives to high-pressure storage. Companies pursuing these competing technologies include Linde AG and Energy Conversion Devices.

Most of these potential competitors have been in business longer than us and have substantially greater financial, marketing and development resources than we have. We expect that we will face increased competition in the future as new competitors enter the market and advanced technologies become more readily available. In addition, consolidation in our industry may also affect our ability to compete. Consolidation may strengthen our competitors’ financial, technical and marketing resources and may provide them with greater access to customers and economies of scale. Consequently, these competitors may be able to develop greater resources for the development, promotion and sale of their products. We cannot assure you that we will be able to compete successfully with our existing or new competitors or that the competitive pressures will not materially and adversely affect our business, financial condition or results of operations. We do not expect compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, to have any material negative effects to our business or on capital expenditures, earnings and our competitive position.

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  The parts required are typically found stocked in automotive retail outlets.  Substantially all components for the vehicle specialty equipment products and conversion kit business will be purchased from outside suppliers as “off-the-shelf” parts, including the electronic computer interface parts. Assemblage of the Vehicles will be subject to our supervision and control. Because the hardware of our products is not and will be not be designed and/or engineered by us, but is and will be “off-the-shelf,” we do not expect any problems with respect to availability of parts. However, from time to time we may experience delays in delivery of certain components or materials from suppliers. Our fuel system assembly activities are expected to include kit assembly and system installation. We have located partners for the assemblage of the majority of our components and intend to outsource the assembly of our vehicles. Our vendor and service provider supply base will be highly diversified, with none of our suppliers expected to represent more than 20% of our raw material purchases. All components will be installed on vehicles at designated installation facilities or at approved locations by certified and/or trained personnel.

(6) Dependence on Limited Customers

We will derive revenue from the sale of our vehicles to ultimate consumers and users, or to businesses. We will rely on our sales force, strategic partners and third party vendors to sell our Vehicles, develop new customers and consummate joint application development programs with leading OEMs in our target markets.  We do not have to rely on any one or a limited number of customers for our business. While our target market is limited to California, sales will expand nationwide as third parties begin to sell our products nationwide.

Quick Link to Table of Contents

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Development and protection of ICE’s intellectual property is not perceived to be crucial to our future success although we do believe that they have certain proprietary processes and methodology which is secret and valuable and will rely on trade secret laws to protect their intellectual property rights. Although we recognize the importance of patent and trade secret laws and, when appropriate, intend to seek the advantages and benefits these laws offer, we believe that our growth and future success will be more dependent on factors such as the knowledge, experience and expertise of our personnel, new product introductions, continued emphasis on research and development and creation of “know-how.” Should we seek patents for our products, processes, or business methodology, we do not know whether any patents will be issued from our patent applications or business methodology or, if patents are obtained, whether or not the scopes of such patents will be sufficiently broad to protect our technologies or processes. Even if we obtain patents, our patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and/or scope of our patents and trademarks. We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property rights provide significant protection from competition.

We believe that establishing and maintaining strong strategic relationships with valued customers and OEMs, and establishing market-share and brand-name recognition, are the most significant factors protecting us from new competitors. Should we enter into any strategic alliances with one or more of the major automotive companies, we expect that each party would retain the ownership of its existing technology and jointly own technology that is jointly created under any alliance. It is unclear whether jointly owned patents will be received or applied for under any alliance. Under an alliance, each party is usually expected to grant the other certain exclusive and/or nonexclusive licenses with respect to certain intellectual property developed by such party prior to and during the term of an alliance and also with respect to the jointly owned intellectual property. During the term of an alliance, we would also expect to be subject to certain transfer restrictions with respect to the pledge, hypothecation, encumbrance, and sale or licensing of certain intellectual property. Further, we expect to be obligated to share with any joint venturer a portion of any revenues generated from the sale of products for applications.

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

(a)

these agreements will not be breached;

(b)

we would have adequate remedies for any breach; or

(c)

our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8) Need for Government Approval of Principal Products or Services

The manufacture, distribution and sale of our products are subject to governmental regulations in the United States at the federal, state and local levels. The most extensive regulations are promulgated under the National Traffic and Motor Vehicle Safety Act, which, among other things, empowers the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to remedy certain “defects related to motor vehicle safety” for vehicles that fail to conform to all applicable federal motor vehicle safety standards.

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of our products will be affected by these standards. Our suppliers engage various testing companies, which also perform testing for NHTSA, to test certain of the components we will use in our conversion kits. NHTSA can require automotive manufacturers to recall products that are defective and/or are perceived to be dangerous. None of the parts currently expected to be used in our vehicles have been subject to recall, but there is no guarantee that parts will not be subject to recall in the future.

Quick Link to Table of Contents

(9) Government Regulation

Like other automotive parts manufacturers and producers of products using reconfigured components, we may be subject to claims that our products caused or contributed to damage or injury sustained in vehicle accidents or may be required to recall products deemed to contain defects related to motor vehicle safety. We intend to be adequately insured for any claims. However, any such claims may be in excess of our insurance coverage. Material product recall expenses, if any, could adversely affect our financial condition and results of operations.

Promulgation of additional safety standards in the future could require us to incur additional testing and engineering expenses that could adversely affect our results of operations. We must obtain emission compliance certification from the Environmental Protection Agency (“EPA”) to introduce vehicles, engines and/or engine conversion kits into commerce in the United States, and from the California Air Resources Board (“CARB”) to introduce vehicles, engines and/or engine conversion kits into commerce in California. Certification requires that each vehicle or engine meet specific component, subsystem and vehicle-level durability, emission, evaporative, and idle tests. Both federal and state authorities have various environmental control standards relating to air, water and noise pollution that affect our business and operations.

Furthermore, we intend to strive to meet stringent industry standards set by various regulatory bodies and industry practices, including the U.S. Department of Transportation and Federal Motor Vehicle Safety Standards Bureau, the National Fire Protection Association, TÜV, the European Integrated Hydrogen Project, Kouatsugasu Hoan Kyokai, Underwriters Laboratories, and the American Gas Association. Approvals enhance the acceptability of our products in the domestic marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

International sales, if any, will be subject to foreign tariffs and taxes, and revenues there from will be affected by such factors as currency exchange rates, international monetary transfer rules and regulations and other factors for which changes are difficult to predict and which could adversely affect sales or revenue recognition there from. Our products must also comply with government safety standards imposed in our foreign markets.

 (10) Research and Development During The Last Two Fiscal Years

During the last two fiscal years minimal money was spent on research and development. We conducted some Internet research.  Specifically, we searched for other consulting firm websites to evaluate and compare services and fees.  We have also conducted business travel that provided the opportunity to investigate the feasibility of initiating our business model.

(11) Cost and Effects of Compliance with Environmental Laws

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities. Our financial results could be materially impacted by accidents involving either our vehicles or those of other manufacturers, either because we face claims for damages or because of the potential negative impact on demand for hydrogen fuel products. Some of our vehicles will use commercially produced/sold hydrogen, which is typically generated from gaseous and liquid fuels such as propane, natural gas or methanol in a process known as reforming. While our vehicles do not use these fuels in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source. In addition, certain of our OEM [original equipment manufacturer] partners and customers may experience significant product liability claims. As a supplier/buyer of products, components and systems to/from these OEMs, we may face an inherent business risk of exposure to product liability claims in the event that their/our products, or the equipment into which their/our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since our products have not yet gained widespread market acceptance, any accidents involving our systems could materially impede acceptance of our products. In addition, although our management believes that the company will at all times be able to maintain liability coverage in an amount adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

As a company we fully intend on complying with all federal, state and local environmental regulations regarding the use, storage and safety of our products.  We do not foresee any increase in costs due to compliance with environmental issues as all of the products we will purchase will have compliance with all applicable federal, state and local environmental laws.

Quick Link to Table of Contents

(12) Our Employees

As of December 18, 2008 we had 3 full-time employees and 2 part-time employees on our payroll. In addition to our employee personnel, we plan on utilizing 6 independent contractors in our business. During peak production periods, we may increase our work force. None of our employees is represented by a collective bargaining agreement; we consider our relations with our employees to be good.

Reports to Security Holders

We will file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at <www.sec.gov>.

We are not required by the Florida Revised Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. In the event we become a reporting company with the SEC, we will file all necessary quarterly and annual reports.

ITEM 1A—RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred both profits and losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

Risk Factors Related To Our Financial Condition

We have a limited operating history, with no track record to determine if our planned business will be financially viable or successful. Our future mix of revenues may not reflect our current business strategy, and it may be difficult to assess our business and future prospects. We have only recently commenced operations of our business, which will not be fully exploitable until the vehicles pass all applicable federal and state inspection requirements. Our projected revenues from our business may fall short of our targeted goals and our profit margins may likewise not be achieved. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be successful.

Our current business strategy is to develop, manufacture and market hydrogen powered cars and trucks. Because the success of our business will, to some extent, rely both upon the availability of fuel-grade hydrogen throughout the state of California and the manufacture by others of hydrogen fueled vehicles which will create an increasing demand for fuel-grade hydrogen, it is impossible to predict the allocation of business revenues. Also, historical operating data as generated may be of limited value in evaluating our future prospects because the industry itself is in its early days.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy, and the price of our common shares may decline. We have not generated any positive net income since the Company’s inception May 11, 2004.  Our current business strategy is to market hydrogen-fueled vehicles and related business with market leadership positions for the product. In so doing, we will continue to incur significant expenditures for general administrative activities, including sales and marketing and research and development activities. As a result of these costs, we will need to generate and sustain regularly significantly higher revenues and positive gross margins to achieve and sustain profitability.

We expect to incur significant operating expenses over the next several years. As a result, we expect to incur losses in 2009, and we may never achieve profitability. Accordingly, we may not be able to implement our business strategy, and the price of our common shares may decline. Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, and cause the price of our common shares to decline.

We expect our quarterly revenues and operating results to vary significantly in the future. These quarterly fluctuations in our operating performance will result from the length of time between our first contact with a customer and the recognition of revenue

Quick Link to Table of Contents

from a sale or sales to that customer. Our products are highly-engineered and components may require further development; therefore, the length of time between approaching a customer and delivering our products to that customer could span quarterly periods. In many cases a customer’s decision to buy our products and services may require the customer to change its established business and/or consumer practices and to conduct its business and/or its consumer habits in new ways.

As a result, we must educate customers on the use and benefits of our products and services, which can require us to commit significant time and resources without necessarily generating any revenues. Many potential commercial customers may wish to enter into test arrangements with us in order to use our products and services on a trial basis. The success of these trials may determine whether or not the potential customer purchases our products or services on a commercial basis. Potential customers may also need to obtain approval at a number of management levels and one or more regulatory approvals, which may delay a decision to purchase our products.

The length and variability of the sales cycles for our products make it difficult to forecast accurately the timing and amount of specific sales and corresponding revenue recognition. The delay or failure to complete one or more large sales transactions could significantly reduce our revenues for a particular quarter and we may expend substantial funds and management effort during our sales cycle with no assurance that we will successfully sell our products. As a result, our quarterly operating results are likely to fluctuate significantly and we may fail to meet expectations of securities analysts and investors, and the price of our common shares may decline.

We may be unable to raise additional capital to pursue our commercialization plans and may be forced to discontinue product development, reduce our sales and marketing efforts or forego attractive business opportunities. Based on our current business plan, we believe we have sufficient cash on hand to meet our working capital and capital expenditure needs for the next four to six (4-6) months. We may also require additional capital to acquire or invest in complementary businesses or products, obtain the right to use complementary technologies or accelerate product development and commercialization activities. If suppliers of components of our vehicles are unable to meet our demand or otherwise fall victim to market forces, we may be forced to find alternate suppliers or be forced to develop the capability of assembling one or more of our own components for our vehicles. Because one of our intended suppliers has already gone out of business, finding alternate suppliers may be problematical.

We may need to raise additional funds sooner if our estimates of revenues, costs and capital expenditures change or are inaccurate. If we are unable to raise additional capital or are unable to do so on acceptable terms, we may not be able to respond to the actions of our competitors or we may be prevented from conducting all or a portion of our planned operations. In particular, the expansion of our business into targeted geographic locations could be delayed or aborted if we are unable to raise additional capital or if third parties upon which we will rely to supply hydrogen to fuel our vehicles do not provide retail hydrogen in the various geographic localities we deem suitable for out business. In addition, we may be forced to reduce our sales and marketing efforts or forego attractive business opportunities. If we issue additional equity securities to third parties in order to raise funds, the ownership percentage in our company of each of our existing shareholders will be reduced.

Our ability to grow revenue and future prospects depends to a certain extent on the commitment of the state and local governments to support alternate fuels and, generally, to the commitment of consumers to support the commercialization of alternate fuels in general and hydrogen in particular. Our revenue production capability in particular and our future business prospects in general could be hurt if the government of the State of California and/or the United States of America determined to not support the nascent hydrogen fuel industry. We intend to seek, if available, federal, state and local funding and other support to cut the costs of financing our business growth. There is no guarantee that we will be successful in obtaining such support, or even that our interests will continue to be aligned with the respective governmental interests insofar as alternative fuel development is concerned. Furthermore, any change in governmental strategy with respect to supporting or funding alternative fuel industries, whether as a result of market, economic or competitive pressure, could also harm our business. Such a change in strategy could include, for example, any decision by the government to:

•

alter its commitment to hydrogen-related technology in favor of competing technologies;

•

delay or reduce its plans to introduce hydrogen-fuel products and vehicles; or

•

increase an internal development of hydrogen-fuel products or purchase them from another supplier.

In addition, where intellectual property is developed pursuant to our use of technology licensed from third parties, we may commit to provide certain exclusive or non-exclusive licenses in favor of third parties and in some cases, the intellectual property may be jointly owned. As a result of such licenses, we may be limited or precluded, as the case may be, in the exploitation of such intellectual property rights.

Quick Link to Table of Contents

We intend to depend upon a diverse pool of new customers for the bulk of our revenue and a decrease in revenue from these customers could materially adversely affect our business and financial condition and results of operations. We expect our customers to be, primarily, consumers and not businesses, although we will seek “fleet” business where viable. Accordingly, the identities of our customers will change from year to year. Our arrangements with customers will be generally non-exclusive, without volume commitments and primarily on a purchase-order basis and we cannot be certain that we will be able to develop large accounts with only a few customers. In addition, as more and more new vehicles enter the marketplace with alt-fuel technology, the demand for our product will eventually decline in the US and we may be forced to look to foreign markets for future sales. Accordingly, our revenue and results of operations may vary from period to period. We are also subject to credit risk associated with selling products to a diverse range of customers. If we do obtain fleet business or commercial/governmental business, such a customer could become a significant customer. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us, or fail to pay on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

Our customer arrangements are expected to be non-exclusive, with no long-term volume commitments, and on a purchase order basis. We cannot be certain that customers will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We may also be subject to credit risk associated with any concentration of our accounts receivable from our customers should we develop relationships with a few significant customers. In that instance, if one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected. Our business depends on the growth of the specialty vehicle and hydrogen economy markets.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future. We have a history of operating losses and negative cash flow. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

We have spent significant funds to develop and refine our technologies and services. We expect to continue to invest in research and development and this investment could outpace revenue growth, which would hinder our ability to achieve and maintain profitability. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

We may never be able to introduce commercially viable hydrogen/alternative fuel Vehicles and systems. We do not know whether or when we will successfully introduce commercially viable hydrogen and alt-fuel Vehicles for the hydrogen or vehicular markets. We have assembled and are currently demonstrating a number of test and evaluation systems and are continuing efforts to decrease the costs of these systems and to improve their overall functionality and efficiency. However, we must complete substantial additional research and development on these systems before we can introduce commercially viable Vehicles. Even if we are able to do so, these efforts will still depend upon the success of other companies in producing related and necessary products for use in conjunction with commercially viable fuel cells, hybrids and other hydrogen applications.

A mass market for hydrogen fuel cell products, alt-fuel products and systems may never develop or may take longer to develop than anticipated. Alt-fuel and hydrogen systems represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale or if OEMs will incorporate these technologies into their products. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for hydrogen powered transportation applications, we may be unable to recover our expenditures to develop our fuel systems for hydrogen applications and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Estimates for the development of a mass market for alt-fuel products and systems have lengthened in recent years. Many factors that are beyond our control may have a negative effect on the development of a mass market for hydrogen and alt-fuel systems. These factors include the following:

•

cost competitiveness and physical size of conversion kit systems and “balance of plant” components;

•

availability, future costs and safety of hydrogen and other alternate fuels;

•

consumer acceptance of hydrogen or alt-fuel products;

•

government funding and support for the development of hydrogen and alt-fuel vehicles and hydrogen and alt-fuel infrastructure;

•

the willingness of OEMs to replace current technology;

•

consumer perceptions of hydrogen and alt-fuel systems;

•

regulatory requirements; and

•

the emergence of newer, breakthrough technologies and products within the hydrogen and alt-fuel industry.

Quick Link to Table of Contents

Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

We may experience delays in shipping our products as a result of changing customer specifications and testing procedures. Due to the dynamic nature of hydrogen and alt-fuel technologies, changes in product specifications are common and may result in delayed shipments, order cancellations or higher production costs. Evolving design requirements or product specifications may adversely affect our business or financial results.

We may be adversely affected by labor disputes. Labor disputes may occur at supplier, distributor, OEM and critical OEM supplier facilities, which may adversely affect our business. As our conversion kit business becomes more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM and critical OEM supplier sites. Labor unions represent most of the labor forces at OEM facilities and critical OEM suppliers. Labor disputes could occur at OEM or critical supplier facilities which could adversely impact our direct OEM product sales. Additionally, we may be subject to work slowdowns or stoppages from time to time.

We may be subject to warranty claims, and our provision for warranty costs may not be sufficient. We may be subject to increased warranty claims due to longer warranty periods. In response to consumer demand, vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, consumers demand and expect product suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future. Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

The automotive industry experiences significant product liability claims. As a supplier of Vehicles to the automotive market, we face an inherent business risk of exposure to product liability claims in the event that our Vehicles, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the transportation industry entails a high risk of these claims. In addition, we may be required to participate in recalls involving our products if any of our products or parts to our products prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our insurance may not be sufficient. We will carry insurance, including products liability insurance, that we consider adequate having regard to the nature of the risks of doing business and costs of coverage. We may not, however, be able to obtain insurance against certain risks or for certain products or other resources located from time to time in certain areas of the world to the extent we may be forced to rely on outside providers. Currently we are not fully insured against all possible risks, nor are all such risks insurable. Thus, although we intend to maintain insurance coverage, such coverage may not be adequate.

Risk Factors Related To Our Business and Industry

We have limited experience assembling hydrogen Vehicles for alt-fuel and hydrogen applications on a commercial basis. In order to produce Vehicles at affordable prices, we will have to produce Vehicles through high volume automated processes. We do not know whether we will be able to contract efficient, automated, low-cost assembly capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our Vehicles. Even if we are successful in developing our high volume assembly capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers. Our failure to develop such processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

We may not meet our product development and commercialization milestones. We have Vehicle development programs that are in the pre-commercial stage. The success of each Vehicle development program is highly dependent on our correct interpretation of commercial market requirements, and our translation of those requirements into applicable product specifications and appropriate development milestones. If we have misinterpreted market requirements, or if the requirements of the market change, we may develop a product that does not meet the cost and performance requirements for a successful commercial product. In addition, if we do not meet the required development milestones, our commercialization schedules could be delayed, which could result in potential purchasers of these Vehicles declining to purchase additional systems or choosing to purchase alternative technologies. Delayed commercialization schedules may also have an impact on our cash flow, which could require increased funding.

Quick Link to Table of Contents

Significant markets for fuel cell and other hydrogen energy products may never develop or may develop more slowly than we anticipate, which would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products. Significant markets may never develop for hydrogen-fuel vehicles and other hydrogen energy or alternative fuel products or they may develop more slowly than we anticipate. Any such delay or failure would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the development and marketing of our Vehicles. If this were to occur, we may never achieve profitability and our business could fail. Hydrogen energy products represent an emerging market, and whether or not end-users will want to use them may be affected by many factors, some of which are beyond our control, including:

•

the emergence of more competitive technologies and products, including other  environmentally clean technologies and products that could render our products obsolete;

•

the future cost of hydrogen production and other fuels used by our fuel systems;

•

the regulatory requirements of agencies, including the development of uniform codes and standards for hydrogen products, hydrogen fueling and refueling infrastructure and other hydrogen energy products;

•

government support of fuel-hydrogen technology, hydrogen storage technology and hydrogen refueling technology;

•

the assembling and supply costs for the internal combustion engine conversion kits;

•

the perceptions of consumers regarding the safety of our products;

•

the willingness of consumers to try new technologies;

•

the continued development and improvement of existing power technologies; and

•

the future cost of fuels used in existing technologies.

Hydrogen and other alternate fuels may not be readily available on a cost-effective basis, in which case our products may be unable to compete with existing power sources and our revenues and results of operations would be materially adversely affected. If our customers are not able to obtain hydrogen and other alternative fuels on a cost-effective basis through market sources or are unable to purchase the needed fuels at locations convenient to them, our products may be unable to compete with existing power sources and our revenues and results of operations would be materially adversely affected. Significant growth in the use of hydrogen-powered and alt-fuel-powered devices, particularly in the automobile or vehicular market, may require the development of an infrastructure to deliver the hydrogen. There is no guarantee that such an infrastructure will be developed on a timely basis or at all. While our customers, so long as they live close enough to a hydrogen station, will have access to hydrogen at a market price, there is no guarantee that low cost fuel-grade hydrogen or alternate fuels will be available at other locations needed by customers to refuel their vehicles.

Even if hydrogen and alternative fuel is available for our Vehicles, if the effective price is such that it costs more to use our products than to use products powered by gasoline, electricity or power provided through other means, we may be unable to compete successfully with our competition.

Changes in government policies and regulations could hurt the market for our products. The fuel-grade hydrogen industry is in its development phase and is not currently subject to industry-specific government regulations in the United States relating to matters such as design, storage, transportation and installation of hydrogen production cell systems and hydrogen infrastructure products. However, given that the production of electrical energy and gasoline has typically been an area of significant government regulation, we expect hydrogen production industries, including the “home-hydrogen-production industry” to encounter industry specific government regulations in the future in the jurisdictions and markets in which we operate. For example, regulatory approvals or permits may be required for the design, installation and operation of stationary hydrogen production systems under federal, state and local regulations governing electric utilities and mobile fueling systems under federal, state and local emissions regulations affecting automobile manufacturers. To the extent that there are delays in gaining such regulatory approval, our development and growth may be constrained and limited by the practicality of customers finding a fuel source for their converted vehicles. Furthermore, the inability of our potential customers to obtain a permit (if necessary to operate a hydrogen fueled vehicle or to install and maintain a hydrogen production system at home should they desire to manufacture their own hydrogen at home), or the inconvenience often associated with the permit process, could harm demand for our kits and, therefore, harm our business.

Our business will suffer if environmental policies change and no longer encourage the development and growth of clean power technologies. The interest by automobile manufacturers in alt-fuel technology has been driven in part by environmental laws and regulations in California and, to a lesser extent, in New York, Massachusetts and Maine. There is no guarantee that these laws and regulations will not change and any such changes could result in automobile manufacturers abandoning their interest in alt-fuel powered vehicles. In addition, if current laws and regulations in these states are not kept in force or if further environmental laws and regulations are not adopted in these and other jurisdictions, demand for alternative fuels for vehicles may be limited. The market for stationary and portable energy-related products is influenced by federal, state and local governmental regulations and policies concerning the electric utility industry. Changes in regulatory standards or public policy could deter further investment in the research

Quick Link to Table of Contents

and development of alternative energy sources, including hydrogen production products, and could result in a significant reduction in the potential market demand for our Vehicles. We cannot predict how changing government regulation and policies regarding the electric utility industry will affect the market for hydrogen powered Vehicles.

Although the development of alternative energy sources, and in particular hydrogen fueled products, has been identified as a significant priority by many governments, we cannot be assured that governments will not change their priorities or that any such change would not materially affect our revenues and our business. If governments change their laws and regulations such that the development of alternative energy sources is no longer required or encouraged, the demand for alternative energy sources including our Vehicles may be significantly reduced or delayed and our sales would decline.

The development of uniform codes and standards for hydrogen-powered vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion, if at all. Uniform codes and standards do not currently exist for fuel-grade hydrogen production systems, system components, hydrogen internal combustion engines, or for the use of hydrogen as a vehicle fuel. Establishment of appropriate codes and standards is a critical element to allow hydrogen fuel system developers, systems component developers, hydrogen internal combustion engine developers, hydrogen infrastructure companies, and hydrogen production, storage and handling companies to develop products that will be accepted in the marketplace. The development of hydrogen standards is being undertaken by numerous organizations. Given the number of organizations pursuing hydrogen codes and standards, it is not clear whether universally accepted codes and standards will result in a timely fashion, if at all.

We currently face and will continue to face significant competition from other developers and manufacturers of hydrogen fueling technology and equipment. If we are unable to compete successfully, we could experience a loss of market share, reduced gross margins for our existing products, and a failure to achieve acceptance of our proposed products.

Competition in the markets for fuel cell power modules and our vehicles are significant and will likely persist and intensify over time. We compete directly and indirectly with a number of companies that provide vehicles and services that are competitive with all, some or part of our vehicles and related services. Many of our potential competitors have greater brand name recognition than us and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and may also be better able to adapt quickly to customers’ changing demands and to changes in technology.

If we are unable to continuously improve our Vehicles and if we cannot generate effective responses to our competitors’ brand power, product innovations, pricing strategies, marketing campaigns, partnerships, distribution channels, service networks, and other initiatives, our ability to gain market share or market acceptance for our products could be limited, our revenues and our profit margins may suffer, and we may never become profitable. We face competition for hydrogen powered vehicles from developers and manufacturers of traditional technologies and other alternative technologies. Each of our target markets is currently served by existing manufacturers with existing customers and suppliers. These manufacturers are working on developing technologies that use other types of alternative power technologies, fuel cells, advanced batteries and hybrid battery/internal combustion engines, which may compete for our target customers. Given that polymer electrolyte membrane (“PEM”) fuel cells have the potential to replace these existing power sources, competition in our target markets will also come from these traditional power technologies, from improvements to traditional power technologies and from new alternative power technologies, including various types of fuel cells. In addition, we can expect the automobile industry to market cars with more efficient gasoline engines, to get more mileage per gallon of gasoline purchased. A greater mph gasoline fueled vehicle will cause an effective drop in the cost of fuel for a user of such a vehicle and reduce consumer demand for our conversion kits.

Our Vehicles depend somewhat upon the market demand for hydrogen fuel, which, to a large extent, will be dependent on third party efforts to develop and manufacture products and systems for sale to commercial, governmental and industrial users, and consumers, as well as systems integrators, OEMs, suppliers and other market channel partners that have mature sales and distribution networks for their products. Our success may be heavily dependent upon unrelated third parties who, by producing low cost fuel-grade hydrogen, will create a demand for our Vision Vehicles and, perhaps, on our ability to find partners who are willing to assume some of the research and development costs and risks associated with our Vehicles. Our performance may, as a result, depend on the success of other companies, and there are no assurances of their success. We can offer no guarantee that governments and systems integrators, OEMs, suppliers and other market channel partners will manufacture appropriate products or, if they do manufacture such products, that the Vehicles will be compatible with theirs. There is no assurance that the grade of hydrogen that our Vehicles require will fall within any “standard” or otherwise be suitable for hydrogen-based technologies designed, manufactured or marketed by parties not in alliance with us. Such products, whether or not related to the incorporation of our hydrogen or hydrogen products, could delay sales of our products and adversely affect our financial results. Our ability to sell our Vehicles to the OEM markets depends to a significant extent upon potential partners’ worldwide sales and distribution networks and service capabilities.

Quick Link to Table of Contents

In addition, in order to develop certain market share, we may enter into agreements with customers and partners that require us to provide shared intellectual property rights in certain situations, and there can be no assurance that any future relationships that we enter into will not require us to share some of our intellectual property. Any change in the hydrogen or alternative fuel strategies of a potential partner could have a material adverse effect on our business and our future prospects.

Finally, in some cases, our relationships may be governed by a non-binding memorandum of understanding or a letter of intent. We cannot assure you that we will be able to successfully negotiate and execute definitive agreements with any of these partners, and failure to do so may effectively terminate the relevant relationship. We may also enter into relationships with third-party distributors to supply us with parts when we experience a shortfall in production or to sell them our excess capacity parts, even though they also indirectly compete with us. In addition, our third-party distributors may require us to provide volume price discounts and other allowances, or customize our products, either of which could reduce the potential profitability of these relationships.

We are dependent upon third party suppliers for key materials and components for our products. If these suppliers become unable or unwilling to provide us with sufficient materials and components on a timely and cost-effective basis, we may be unable to assemble our Vehicles cost-effectively or at all, and our revenues and gross margins would suffer.

We rely upon third party suppliers to supply key materials and components for our Vehicles. A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, may harm our ability to manufacture our products cost-effectively or at all, and our revenues and gross margins might suffer. In particular, components that we integrate in our Vehicles need to be compatible with hydrogen and/or alternate fuels. To the extent materials need to be tested and replaced to ensure compatibility, we may experience delays in shipping our kits to potential customers. To the extent that we are unable to develop and patent our own technology and assembling processes, and to the extent that the processes which our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce commercially viable products.

We will need to recruit, train and retain key management and other qualified personnel to successfully expand our business. Our future success will depend in large part upon our ability to recruit and retain experienced research and development, engineering, assembling, operating, sales and marketing, customer service and management personnel. We compete in a new market and there are a limited number of people with the appropriate combination of skills needed to provide the services that our customers will require. Due to the emerging demand for qualified personnel in this industry, we expect to experience difficulty in recruiting qualified personnel. If we do not attract such personnel, we may not be able to expand our business. In addition, new employees generally require substantial training, which requires significant resources and management attention. Our success also depends upon retaining our key management, research, product development, engineering, marketing and assembling personnel. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We may not be able to manage successfully the expansion of our operations. The pace of our expansion in facilities, staff and operations will place significant demands on our managerial, technical, financial and other resources. We will be required to make significant investments in our logistics systems and our financial and management information systems, as well as retaining, motivating and effectively managing our employees. Our management skills and systems currently in place may not enable us to implement our strategy or to attract and retain skilled management, engineering and production personnel. Our failure to manage our growth effectively or to implement our strategy in a timely manner may significantly harm our ability to achieve profitability.

If we do not properly manage foreign sales and operations, our business could suffer. We do not expect, initially, to invest our resources in foreign operations. However, as the price of gasoline is higher in many foreign countries than in the United States, we may determine to explore opportunities in foreign markets if we believe that a substantial portion of our future revenues could be derived from foreign sales of our kits and products. Such international activities may be subject to inherent risks, including regulatory limitations restricting or prohibiting the provision of our products and services, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, fluctuations in currency exchange rates, foreign exchange controls that restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity and potentially adverse tax consequences resulting from operating in multiple jurisdictions. As a result, if we do not properly manage foreign sales and operations, our business could suffer.

We intend to acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders’ interests. We intend to acquire other companies (and may acquire additional technologies) in the future and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business including:

Quick Link to Table of Contents

•

diversion of management’s attention from other business concerns;

•

failure to effectively assimilate the acquired technology, employees or other assets of the company into our  business;

•

the loss of key employees from either our current business or the acquired business; and

•

the assumption of significant liabilities of the acquired company.

If we complete additional acquisitions, we may dilute the ownership of current shareholders. In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part upon our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions, and other personnel of these businesses into our business in an efficient and effective manner. We cannot ensure that we will be able to do so or that the acquired businesses will perform at anticipated levels. If we are unable to successfully integrate acquired businesses, our anticipated revenues may be lower and our operational costs may be higher.

We have no experience assembling or assembling our products on a large scale basis, and if we do not develop adequate assembling and assembly processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives. We have manufactured and assembled only a limited number of products for prototypes and initial sales, and we have no experience assembling or assembling Vehicles on a large scale. Although we will rely on third party manufactured, off-the-shelf components for our Vehicles, in order to produce certain of our Vehicles at affordable prices in the future we may have to manufacture certain, or all, of our components, in which case we would need to incur the costs associated with developing and operating a assembling facility. In such case, we may not be able to develop efficient, low-cost assembling capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market such Vehicles. Even if we are successful in developing our assembling capabilities and processes, we do not know whether we will do so in time to meet our Vehicle commercialization schedule or to satisfy the requirements of our customers and the market. Our failure to develop the assembly processes and capabilities in a timely manner could prevent us from achieving our growth and profitability objectives.

Risk Factors Related To Our Vehicles and Technology

We may never complete the development of commercially viable hydrogen powered Vehicles for new hydrogen and/or other alternative energy applications, and if we fail to do so, we will not be able to meet our business and growth objectives. We expect to install third party produced/manufactured hydrogen fueling components for installation in our Vehicles. To date, we have no such sales (and only two such systems installed and operational) and have only been engaged in the business of assembling and marketing hydrogen Vehicles for a short period of time.

Because our business and industry are still in the developmental stage, we do not know whether, or when, third party produced/manufactured products will be suitable for our intended uses, and whether or not we will be required to complete research and development of commercially viable products in order to meet our business objectives. If we are unable to find third party produced/manufactured products suitable for our business objectives, we will be unable to meet our business and growth objectives. If we determine to participate in the development of commercially viable products in order to meet our business goals, and refocus our energies on development and research, and are unsuccessful, we will be unable to meet our business and growth objectives. Even if we were to be successful, the time to meeting our objectives would be increased substantially.

We expect to face unforeseen challenges, expenses and difficulties as a developing company seeking to be a reseller of third party designed, developed and manufactured new products in each of our targeted markets. Our future success also depends upon our ability to effectively market hydrogen fuel Vehicles.

We must work at all times to lower the cost of our hydrogen Vision kits (and installation costs) and demonstrate their reliability, or consumers will be unlikely to purchase our products and we will therefore not generate sufficient revenues to achieve and sustain profitability. The ultimate cost of hydrogen technology and hydrogen fuel-based products is not fully tested and known. The prices of hydrogen generation products is dependent largely upon material and assembling costs. We cannot guarantee that we will be able to lower these costs to a level where we will be able to produce and/or sell a competitive product or that any product we produce using lower cost materials and assembling processes will not suffer from lower performance, reliability and longevity. If third party providers are unable to produce and distribute hydrogen and/or alternative fuel generation products that are competitive with other technologies in terms of price, performance, reliability and longevity, consumers will be unlikely to buy our Vehicles. Accordingly, we would not be able to generate sufficient revenues with positive gross margins to achieve and sustain profitability.

Any failures or delays in field tests of our products could negatively affect our customer relationships and increase our assembling costs. We intend to regularly field test our Vehicles and we plan to conduct additional field tests in the future. Any failures or delays in

Quick Link to Table of Contents

our field tests could harm our competitive position and impair our ability to sell our Vehicles. Our field tests may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly, operator error and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays will be beyond our control. In addition, field test programs, by their nature, may involve delays relating to product roll-out and modifications to product design, as well as third party involvement. Any problem or perceived problem with our field tests, whether it originates from our technology, our design, or third parties, could hurt our reputation and the reputation of our Vehicles and limit our sales. Such field test failures may negatively affect our relationships with customers, require us to extend field testing longer than anticipated before undertaking commercial sales and/or require us to develop further our technology to account for such failures prior to the field tests, thereby increasing our assembling costs.

The components of our products may contain defects or errors that could negatively affect our customer relationships and increase our development, service and warranty costs. Our products are complex and must meet the stringent technical requirements of our customers. The software, electrical circuitry and other components used in our conversion kits may contain undetected defects or errors, especially when first introduced, which could result in the failure of our products to perform, damage to our reputation, delayed or lost revenue, product returns, diverted development resources and increased development, service and warranty costs.

Our business may become subject to additional future product certification regulations, which may impair our ability to market our products. We must obtain product certification from governmental agencies, such as the U.S. EPA and the CARB, to sell certain of our Vehicles in the United States and internationally. A significant portion of our future sales will depend upon sales of Vehicles that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products or in civil or criminal penalties.

The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion. Uniform codes and standards do not currently exist for the use of hydrogen as a vehicle fuel. Establishment of appropriate codes and standards is a critical element to allow alt-fuel system developers, fuel cell component developers and hydrogen storage and handling companies to develop products that will be accepted in the marketplace.

All fuels, including hydrogen, pose significant safety hazards, and hydrogen vehicles have not yet been widely used under “real-world” driving conditions. Ensuring that hydrogen fuel is safe for use by the driving public requires that appropriate codes and standards be established that will address certain characteristics of hydrogen and the safe handling of hydrogen fuels. The development of hydrogen fuel applicable standards is being undertaken by numerous organizations, including the American National Standards Institute, the American Society of Mechanical Engineers, the European Integrated Hydrogen Project, the International Code Council, the International Standards Organization, the National Fire Protection Association, the National Hydrogen Association, the Society of Automotive Engineers, the Canadian Standards Association, the American National Standards Institute and the International Electrotechnical Commission. Given the number of organizations pursuing hydrogen and fuel cell codes and standards, it is not clear whether universally accepted codes and standards will result and, if so, when. Although many organizations have identified as a significant priority the development of codes and standards, we cannot assure you that any resulting codes and standards would not materially affect our revenue or the commercialization of our products.

We anticipate that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies, alt-fuel technologies and hybrid fuel technologies and products which may impair our ability to distribute, install and service our Vehicles. Any new government regulation that affects fuel technologies, whether at the foreign, federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our Vehicles. As a result, these regulations may have a negative impact on our business, results of operations and financial condition.

Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations. Our product and component suppliers use hazardous materials in research and development and assembling processes, and as a result are subject to federal, state, local and foreign regulations governing the use, storage, handling and disposal of these materials and hazardous waste products that are generated. It is possible that the materials used in assembling the Vehicles may also generate hazardous waste products. Although we believe that our procedures for using, handling, storing and disposing of hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, including a discharge of hazardous materials into the environment, we could be held liable for damages or penalized with fines, and the liability could exceed our insurance and other resources. We may incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

Quick Link to Table of Contents

We are also subject to various other federal, state, local and foreign laws and regulations. Failure to comply with applicable laws and regulations, including new or revised safety or environmental standards, could give rise to significant liability and require us to incur substantial expenses and could materially harm our results of operations.

New technologies could render our existing Vehicles obsolete. New developments in technology may negatively affect the development or sale of some or all of our Vehicles or make our Vehicles obsolete. A range of other technologies could compete with fuel cell, hydrogen, or alternative fuel technologies on which our automotive OEM business is currently focused, including electric vehicles, and methanol-based fuel cell vehicles that require fuel reformation. Our success depends upon our ability to design, develop and market newer Vehicles. Our inability to enhance existing Vehicles in a timely manner or to develop and introduce new Vehicles that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements and achieve market acceptance in a timely manner could negatively impact our competitive position. New Vehicle development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new Vehicles.

Changes in environmental policies could hurt the market for our products. The market for alternative fuel vehicles and equipment and the expected demand for our Vehicles will be driven, to a significant degree, by local, state and federal regulations that relate to air quality, greenhouse gases and pollutants, and that require the purchase of motor vehicles and equipment operating on alternative fuels. Similarly, foreign governmental regulations may also affect our international business, if any. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning or delaying their interest in alternative fuel and fuel cell powered vehicles or equipment. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could limit the demand for our products. Although many governments have identified as a significant priority the development of alternative energy sources, and fuel cells in particular, we cannot assure you that governments will not change their priorities or that any change they make would not materially affect our revenue or the development of our Vehicles.

Rapid technological advances or the adoption of new codes and standards could impair our ability to deliver our Vehicles in a timely manner and, as a result, our revenues would suffer. Our success depends in large part on our ability to keep our Vehicles current and compatible with evolving technologies, codes and standards. Unexpected changes in technology or in codes and standards could disrupt the development of our Vehicles and prevent us from meeting deadlines for the delivery of Vehicles. If we are unable to keep pace with technological advancements and adapt our Vehicles to new codes and standards in a timely manner, our products may become uncompetitive or obsolete and our revenues would suffer.

We depend upon intellectual property and our failure to protect that intellectual property could adversely affect our future growth and success. Failure to protect our intellectual property rights may reduce our ability to prevent others from using our technology. We will rely on a combination of patent, trade secret, trademark and copyright laws to protect our intellectual property, which at this stage consists primarily of trade secrets regarding the configuration of off-the-shelf components and energy management technology. Some of our intellectual property is currently not covered by any patent or patent application. Patent protection is subject to complex factual and legal criteria that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot be assured that:

•

any of the United States, Canadian or other trade secrets and/or patents owned by us in the future or third party trade secrets and/or patents licensed to us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or

•

any of our future patent applications will be issued with the breadth of protection that we seek, if at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited, not applied for or unenforceable in foreign countries.

We may enter into third party licenses, which by their terms may limit or preclude us, as the case may be, in the exploitation of certain intellectual property rights. Although we expect to retain sole ownership of the intellectual property we develop, any alliance with third parties may provide for shared intellectual property rights in certain situations. Where intellectual property is developed pursuant to our use of technology licensed from a third party, we may be required to commit to provide certain exclusive or non-exclusive licenses in favor of said party, and in some cases the intellectual property may be jointly owned. We may also enter into agreements with other customers and partners that involve shared intellectual property rights. Any developments made under these agreements would be available for future commercial use by all parties to the agreement.

We may depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success. Our failure to protect our existing and/or future intellectual property rights may result in the loss of exclusivity or

Quick Link to Table of Contents

the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using such intellectual property.

We have not conducted formal evaluations to confirm that our technology and Vehicles do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology and products do not or will not infringe upon the intellectual property rights of third parties. If infringement were to occur, our development, assembling, sales and distribution of such technology or products may be disrupted.

Some of our proprietary intellectual property is not protected by any patent or patent application, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization. We intend to seek to protect proprietary intellectual property in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although such agreements have not been and may not be put in place in every instance. We cannot guarantee that these agreements will adequately protect our trade secrets and other intellectual property or proprietary rights. In addition, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our solutions or technologies, particularly in respect of officers and employees who are no longer employed by us or in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We may seek to protect our proprietary intellectual property through contracts including, when possible, confidentiality agreements and inventors’ rights agreements with our customers and employees. We cannot be sure that the parties that enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. If necessary or desirable, we may seek licenses under the patents or other intellectual property rights of others. However, we cannot be sure that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. Our failure to obtain a license from a third party for intellectual property we use in the future could cause us to incur substantial liabilities and to suspend the manufacture and shipment of products or our use of processes which exploit such intellectual property.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business. Our future success and competitive position depends in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. While we are not currently engaged in any intellectual property litigation, in the future we may commence lawsuits against others if we believe they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third-party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering Vehicles. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of sales of the challenged Vehicle or intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor.  In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

•

pay substantial damages;

•

cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

•

expend significant resources to develop or acquire non-infringing intellectual property;

•

discontinue processes incorporating infringing technology; or

•

obtain licenses to the infringing intellectual property.

We cannot assure you that we would be successful in any such development or acquisition or that any such licenses would be available upon reasonable terms, if at all. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business, results of operations and financial condition.

Quick Link to Table of Contents

Our involvement in intellectual property litigation could negatively affect our business. Our future success and competitive position depend in part upon our ability to obtain or maintain the proprietary intellectual property used in our principal products. In order to establish and maintain such a competitive position we may need to prosecute claims against others who we believe are infringing our rights and defend claims brought by others who believe that we are infringing their rights. Our involvement in intellectual property litigation could result in significant expense to us, redirect our energies and resources, adversely affect the sale of any Vehicles involved or the use or licensing of related intellectual property and divert the efforts of our technical and management personnel from their principal responsibilities, regardless of whether such litigation is resolved in our favor. If we are found to be infringing on the intellectual property rights of others, we may, among other things, be required to:

•

pay substantial damages;

•

cease the development, manufacture, use, sale or importation of Vehicles that infringe upon such intellectual property rights;

•

discontinue processes incorporating the infringing technology;

•

expend significant resources to develop or acquire non-infringing intellectual property; or

•

obtain licenses to the relevant intellectual property.

We cannot offer any assurance that we will prevail in any such intellectual property litigation or, if we were not to prevail in such litigation, that licenses to the intellectual property that we are found to be infringing upon would be available on commercially reasonable terms, if at all. The cost of intellectual property litigation as well as the damages, licensing fees or royalties that we might be required to pay could have a material adverse effect on our business and financial results.

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities. Our financial results could be materially impacted by accidents involving either our Vehicles or those of other manufacturers, either because we face claims for damages or because of the potential negative impact on demand for hydrogen fuel products. Some of our Vehicles will use commercially produced/sold hydrogen, which is typically generated from gaseous and liquid fuels such as propane, natural gas or methanol in a process known as reforming. While our Vehicles do not use these fuels in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source. In addition, certain of our OEM [original equipment manufacturer] partners and customers may experience significant product liability claims. As a supplier/buyer of products, components and systems to/from these OEMs, we may face an inherent business risk of exposure to product liability claims in the event that their/our products, or the equipment into which their/our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since our products have not yet gained widespread market acceptance, any accidents involving our systems could materially impede acceptance of our products. In addition, although our management believes that the company will at all times be able to maintain liability coverage in an amount adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

Risk Factors Related To Ownership of Our Common Shares

If at any time we qualify as a passive foreign investment company under United States tax laws, our shareholders may be subject to adverse tax consequences. We would be a passive foreign investment company if 75% or more of our gross income in any year is considered “passive income” for United States tax purposes. For this calculation, passive income generally includes interest, dividends, some types of rents and royalties, and gains from the sale of assets that produce these types of income. In addition, we would be classified as a passive foreign investment company if the average percentage of our assets during any year that produced passive income, or that were held to produce passive income, is at least 50%. Based on our current and projected income and the market value of our common shares, we do not expect to be a passive foreign investment company for United States federal income tax purposes for the taxable year ending December 31, 2008. However, since the determination of whether we are a passive foreign investment company is based on the composition of our income and assets from time to time, and since the market value of our common shares is likely to fluctuate, there can be no assurance that we will not be considered a passive foreign investment company in another fiscal year. If we are classified as a passive foreign investment company, this characterization could result in adverse United States tax consequences for our shareholders resident in the United States, including having gain recognized on the sale of our common shares being treated as ordinary income that is not eligible for the lower tax rate applicable to certain dividends and having potential punitive interest charges apply to such sale proceeds.

United States shareholders should consult their own United States tax advisors with respect to the United States tax consequences of holding our common shares and annually determine whether we are a passive foreign investment company. A limited number of shareholders collectively own a significant portion of our common shares and may act, or prevent corporate actions, to the detriment of other shareholders. A limited number of shareholders, including our founders and members of the Board of Directors and our

Quick Link to Table of Contents

management, currently own a significant portion of our outstanding common shares. These persons currently own over 93% of our outstanding common shares. Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of our directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our shareholders.

Future sales of common shares by our principal shareholders could cause our share price to fall and reduce the value of a shareholder’s investment. If our principal shareholders, including our founding company, sell substantial amounts of their common shares in the public market, the market price of our common shares could fall and the value of a shareholder’s investment could be reduced. The perception among investors that these sales may occur could have a similar effect. Share price declines may be exaggerated if the low trading volume that our common shares have experienced to date continues. These factors could also make it more difficult for us to raise additional funds through future offerings of our common shares or other securities.

Our articles of incorporation could be amended at any time by a small group of persons, who control over 50% of the our shares, to issue an unlimited number of common and preferred shares, and significant issuances of common or preferred shares could dilute the share ownership of our shareholders, deter or delay a takeover of us that our shareholders may consider beneficial or depress the trading price of our common shares. Our articles of incorporation do not currently permit us to issue an unlimited number of common and preferred shares, but a small number of shareholders, who own large blocks of shares, could amend the articles to allow for an issuance of a greater number of common shares and authorize the issuance of preferred shares. If we were to issue a significant number of common shares, it would reduce the relative voting power of previously outstanding shares. Such future issuances could be at prices less than certain shareholders paid for their common shares. If we were to issue a significant number of common or preferred shares, these issuances could also deter or delay an attempted acquisition of us that a shareholder may consider beneficial, particularly in the event that we issue preferred shares with special voting or dividend rights. While certain national securities exchanges, and NASDAQ, require the company to obtain shareholder approval for significant issuances, we are not subject to these requirements. Significant issuances of our common or preferred shares, or the perception that such issuances may occur, could cause the trading price of our common shares to drop.

Foreign investors may not be able to enforce foreign civil liability judgments against us or our directors, controlling persons and officers. We are organized under the laws of the state of Nevada, USA. A majority of our directors, controlling persons and officers are residents of the USA and all or a substantial portion of their assets and substantially all of our assets are located in the United States. As a result, it may be difficult for non-U.S. holders of our common shares to affect service of process on these persons outside of the United States or to realize in foreign jurisdictions judgments rendered against them, if any. In addition, a shareholder should not assume that the courts of the USA (i) would enforce judgments of foreign courts obtained in actions against us or such persons predicated upon the civil liability provisions of foreign securities laws or other laws, or (ii) would enforce, in original actions, claims against us or such persons predicated upon foreign securities laws. However, a Nevada state court or US federal court would generally enforce, in an original action, civil liability predicated on foreign securities laws if the laws that govern the shareholder’s claim according to applicable foreign law are proven by expert evidence not to be contrary to public policy as the term is applied by a US federal or state court and are not foreign penal laws or laws that deal with taxation or the taking of property by a foreign government and provided that the action is in compliance with US federal or applicable state procedural laws and applicable US or applicable state legislation regarding the limitation of actions. Also, a judgment obtained in a foreign court would generally be recognized by a US federal or state court except where, for example:

•

the foreign court where the judgment was rendered had no jurisdiction according to applicable foreign law;

•

the judgment was subject to ordinary remedy (appeal, judicial review and any other judicial proceeding which renders the judgment not final, conclusive or enforceable under the laws of the applicable state) or was not final, conclusive or enforceable under the laws of the applicable state;

•

the judgment was obtained by fraud or in any manner contrary to natural justice or rendered in contravention of fundamental principles of procedure;

•

a dispute between the same parties based on the same subject matter has given rise to a judgment rendered in a US federal or state court or has been decided in a third country and the judgment meets the necessary conditions for recognition in a US federal or state court;

•

the enforcement of the judgment of the foreign court was inconsistent with public policy, as the term is applied by the US federal or state court;

•

the judgment enforces obligations arising from foreign penal laws or laws that deal with taxation or the taking of property by a foreign government; or

•

there has not been compliance with applicable US federal or state laws dealing with the limitation of actions.

Quick Link to Table of Contents

Our share price is volatile and we may experience significant share price and volume fluctuations. In recent years, the stock markets, particularly in the technology and alternative energy sectors, have experienced significant price and volume fluctuations. Our common shares may experience similar volatility for reasons unrelated to our own operating performance, including:

•

performance of other companies in the hydrogen Vehicle, fuel cell or alternative energy business;

•

news announcements, securities analysts’ reports and recommendations and other developments with  respect to our industry or our competitors; or

•

changes in general economic conditions.

Shareholders would likely receive much less than the amount they paid for their Units if we liquidate our assets and distribute the proceeds. The current market price of our common shares significantly exceeds the net tangible book value per share of our common shares. As a result, shareholders would likely receive much less than the amount paid for their Units if we liquidate our assets and distribute the proceeds.

As of December 18, 2008, there were fifteen million (15,000,000) outstanding options to purchase our common shares.  In the future, we may issue options to purchase our common shares and if these securities are exercised, our shareholders will incur dilution but it will not be substantial. A significant element in our plan to attract and retain qualified personnel is the issuance to such persons of options to purchase our common shares. Accordingly, to the extent that we are required to issue significant numbers of options to our employees, and such options are exercised, a shareholder could experience significant dilution.

Risk Factors Relating to Our Business

Vision is a new company and, since the date of its inception May 11, 2004 has lost money and losses may continue. We have incurred substantial losses since the company’s inception and anticipate continuing to incur substantial losses for the foreseeable future.  Vision had less than $10,000 in cash on hand as of December 18, 2008.  To succeed, Vision must develop new client and customer relationships and substantially increase its revenue derived from improved Vehicles and additional value-added services. Vision has expended, and to the extent it has available financing, Vision intends to continue to expend substantial resources to develop and improve its Vehicles and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, Vision may not be able to achieve or sustain profitability.

Our common stock may be deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements. Our common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the 1934 Act, as amended. This classification may reduce the potential market for Vision’s common stock by reducing the number of potential investors. This may make it more difficult for investors in Vision’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause Vision’s stock price to decline. Penny stocks are stocks:

•

with a price of less than $5.00 per share;

•

that are not traded on a "recognized" national exchange;

•

the prices of which are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•

in issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $10 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years. Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Limited Experience. Vision and its management have limited prior experience in operating hydrogen drive train assembly, installation, and servicing businesses. We contemplate that we will contract with experienced personnel to provide all or a portion of day-to-day operational experience. Prospective investors should be aware that Vision has entered into only a few contracts or agreements with experienced personnel, and there can be no assurance that we will be able to successfully contract with other experienced personnel.

We could fail to attract or retain key personnel. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than Vision. Vision may not be successful in attracting and retaining qualified

Quick Link to Table of Contents

personnel on a timely basis, on competitive terms, or at all. Vision’s failure to attract and retain qualified personnel could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Vision depends upon its senior management and the loss or unavailability of any one of them could put Vision at a competitive disadvantage. Vision’s success depends largely on the skills of certain key management and technical personnel, including Martin Schuermann, Vision’s President and Chief Executive Officer; Lawrence Weisdorn, Vision’s Chairman and Chief Operations Officer; and Donald Hejmanowski, Vision’s Vice President of Corporate Communications. Messrs. Schuermann, Weisdorn, and Hejmanowski each have employment contracts with the Company which requires them to provide their services to Vision as an “employee”. Moreover, the loss of the services of either Mr. Schuermann, Mr. Weisdorn, or Mr. Hejmanowski could materially harm Vision’s business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues. We intend to purchase a “key man life insurance policy” (with the Company as beneficiary thereon) on the life of Mr. Schuermann to cover disruption in business should our CEO die or become incapacitated while providing management services to the Company. The insurance will be purchased once Vision has sufficient working capital on hand.

Vision will not pay cash dividends and investors may have to sell their Units in order to realize their investment. Vision has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Vision intends to retain future earnings, if any, for reinvestment in the development and marketing of our Vehicles and services. As a result, investors may have to sell their Units of Vision common stock to realize their investment.

The amount of shares of Vision common stock held by management may deter takeover attempts opposed by management, which may in turn limit the opportunity of Vision’s stockholders to sell their shares at a premium to the then current market price. Vision’s common stock is primarily owned by its management and founding company, ICE, which would make it difficult for a third party to gain enough shares to effectuate a takeover of Vision by a change in control. Vision’s Articles of Incorporation do not authorize preferred stock; however, management, through its ownership of the majority of the Company’s common stock could either vote to cause Vision to issue preferred stock or vote to amend the Articles of Incorporation to designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by non-management stockholders. Terms of preferred stock could include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

The designation of preferred stock could have a material adverse effect on the rights of holders of Vision’s common stock, and, therefore, could reduce the value of shares of Vision’s common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to a third party. The ability of the Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of the Company or a change in our control thereby preserving control by the current stockholders.

Risks Factors Relating to Vision’s Industry

The consumer hydrogen and alt-energy fueled product business is a relatively new market in the United States and it is impossible to determine whether or not the consumer marketplace will accept products based on hydrogen and other alternate fuels in the foreseeable future. If our Vehicle business has low consumer and/or marketplace acceptance, Vision may not secure or retain customers in quantities sufficient or necessary to become (or remain, as the case may be) profitable.

Vision’s management anticipates that the acceptability of hydrogen as an alt-fuel source for vehicular consumers will depend on the continuing increase in demand by consumers for alternative fuels, continuing and increased government support for hydrogen as an alt-fuel source, the continuing increases in gasoline prices, public perception of the inability of the US petroleum industry to adequately supply US users with gasoline and petroleum fuels, and the perception by the marketplace that hydrogen is a safe and readily available fuel source. Conversely, should gasoline prices fall dramatically before hydrogen gains marketplace acceptance as an alternate fuel, customers most likely to accept hydrogen as an alternate fuel for cost reasons may reject hydrogen as an alternative fuel and determine to remain as vehicular gasoline users.

Currently, we have no customers or hydrogen production capability. If our hydrogen Vehicle efforts are not successful, we may not be able to recoup advance expenditures for product costs and our business plan may fail. Our business and financial plan depends to a great extent on down-stream retail market demand for our Vehicles. To that end, we will market Vehicles that currently require gasoline or diesel as a fuel source. Should we, solely or in conjunction with other alt-fuel product suppliers, be unable to create adequate market demand for hydrogen and/or alternative fuels as a fuel source, we may not be able to recoup our start-up and development costs. To mitigate the costs and the risks, we intend to use off-the-shelf components and parts for assemblage of the Vehicles.

Quick Link to Table of Contents

We will incur a certain amount of product liability risk for the Vehicles we sell. Although we do not intend to manufacture the itemized components which will be assembled to produce our own Vision Vehicles, the company(ies) from which we purchase the components (and in some instances the vehicles themselves) for re-sale and installation may not be adequately insured or otherwise financially strong enough to weather lawsuits related to products liability, should the products fail to be fit for their intended use. Engine failure or breakdown that results from inherent product defects, or from improper installation, use and/or maintenance, could result in significant harm and/or death for persons operating a Vehicle. While we intend to insure against product liability, service liability, and related liabilities, we can not predict with certitude whether or not the insurance will be adequate for claims made or resolved. To the extent we are not adequately insured, we will not initially have the financial strength to withstand multiple suits and the business may fail for being underinsured of either the company or our products suppliers, or both.

Because hydrogen and other alternate fuels have not yet been fully accepted by consumers and our ultimate customers as fuels for vehicles, we may face barriers to acceptance of our products which means we may never generate significant revenues. Our business involves the need for consumer demand for hydrogen and/or alternate-fuel fueled vehicles and products. Consumers are historically notorious in their resistance to new product acceptance when it comes to energy supplies and sources, due to fear of inherent dangers in unknown fuel sources and to an irrational and cost-blind feeling of ‘safety with what you know’ attitude.

Even though the ‘alt-fuel’ industry has existed in the United States for over 25 years, most consumers regard the industry as young and relatively underfunded. Little money is spent on consumer education regarding alt-fuel sources and safety; consumers are generally ignorant of costs vs. benefits related to various fuel sources. Consequently, we may not be able to sustain marketplace presence long enough to experience consumer acceptance of hydrogen and or other alternate fuels as fuels to replace gasoline. Without such consumer acceptance, acceptance of our Vehicles- will not result.

If we enter into strategic partnerships for production, sale or maintenance of our Vehicles, the terms and enforceability of such strategic partner relationships may be uncertain. We may enter into relationships with strategic partners for design, product development, distribution, or installation and maintenance of our existing Vehicles, and Vehicles under development, some of which may not be documented by a definitive agreement. Where definitive agreements might govern the relationships between us and our partners, we expect the terms and conditions of many of these agreements to allow for termination by the partners. Termination of any of these agreements could adversely affect our ability to design, develop and distribute these Vehicles to the marketplace and to provide installation and/or maintenance services. Often, strategic relationships are governed by a memorandum of understanding or a letter of intent. We cannot assure you that we will be able to successfully negotiate and execute definitive agreements with any of these potential partners, and failure to do so may effectively terminate the relevant relationship.

We currently face and will continue to face significant competition. Our products face and will continue to face significant competition. New developments in technology may negatively affect the development or sale of some or all of our Vehicles or make our Vehicles uncompetitive, overpriced or obsolete. Other companies, many of which have substantially greater resources, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our Vehicles and technologies. Increases in the market for alternative fueled vehicles may cause OEMs to find it advantageous to develop and produce their own hydrogen vehicles rather than purchase the Vehicles from us. In addition, greater acceptance of alternative fuel engines or fuel cells may result in new competitors. Furthermore, there are competitors, including OEMs, working on developing other fuel cell technologies in our targeted markets. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Japan possess fuel cell technology and/or are actively engaged in the development and manufacture of fuel cells. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our business, and financial condition. Many of our competitors have financial resources, customer bases, businesses or other resources which give them significant competitive advantages.

Because we face intense competition from larger and better established companies that have more resources than we do, we may be unable to develop our business plan or generate revenues. We will compete both with manufacturers of end-use vehicles in which alternate and/or hydrogen fueled systems are already in place (for example, Toyota’s Prius) as well as other OEM after-market vehicle product manufacturers who decide to enter the conversion kit market, who are well-established, have name brand recognition, already have excellent relationships with purchasers of other products, and are better financed. Some of the competitors are regional, some are national and/or international businesses. Moreover, as automotive assembling companies enter into the alternative fuel technology and product businesses, we can expect to see more competition in the Vision Vehicles market, as well from direct manufacturers of hydrogen fueled engines. There is no guarantee that we will be able to compete effectively, at competitive costs, with third parties. Many of our competitors may have longer operating histories, greater financial, technical, and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological changes, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

Quick Link to Table of Contents

ITEM 2—DESCRIPTION OF PROPERTY

The Company has its corporate office with ICE Conversions, Inc. (“ICE”) at 17383 w. Sunset Blvd., Suite A930, Pacific Palisades, CA  90272. Our telephone number is (310) 456-7300; the Company’s virtual address is www.VisionMotorCorp.com.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2008 that were not reported in a current report on Form 8-K.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board  (OTCBB) under the symbol “VIIC.”  As of December 31, 2008 there was no bid/ask for our stock.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

We have forty (41) stockholders of record of our common stock as of December 31, 2008.  The new CUSIP number for our common stock is 92835C 101.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2008 and December 31, 2007 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Table 1.0 Selected Financial Data

	Years Ended December 31,
	2008	2007
Revenue	90,000	142,224
Total Operating Expenses	114,430	105,726
Income (Loss) From Operations	(24,430)	36,498
Other Income (Expense)	167	5
Net Income (Loss)	(24,263)	36,503
Net Income (Loss) Per Share Of Common Stock	$0.00	$0.01

Total Assets	182,260	103,715
Total Liabilities	142,667	66,441
Total Stockholders' Equity	39,593	37,274
Total Liabilities and Stockholders’ Equity	182,260	103,715

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Vision" "we," "us," or "our" and the "Company" are references to the business of Vision Industries Corp.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Quick Link to Table of Contents

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are an operating company that has changed its core business and is seeking to expand its operations into a new core business segment. We have an operating history and have generated revenues from our prior business model activities that have produced both net incomes and losses in the periods in which it has been fully operational. We have yet to undertake any specific changes in our new core market while our business model is being perfected. As our company is considered to be in the early stages of business and there is no reasonable likelihood that increased revenues can be derived from our change in our core business offering in the foreseeable future, we consider that our operations will require us to retain additional management personnel that can lead the company in its expansion.

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have not solicited investment from any investment banks, private equity firms or venture capital firms at this time.  A private placement memorandum is being prepared under Regulation 506 to raise an initial $1,000,000 of capital.

Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

Currently, there are three (3) full time employees at Vision Industries Corp.  This includes the officers and directors who run the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.  To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of December 31, 2008 and 2007.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Quick Link to Table of Contents

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
December 31, 2008	$ 90,000	$ 114,430	$ (24,263)
December 31, 2007	$ 142,224	$ 105,726	$ 36,503

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $204.

Since May of 2004 the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believed it could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

Our internal liquidity was provided by our operations. Since our change in our business model we have incurred additional liabilities that make our company illiquid at this time.  If order to have the capital necessary to operate management determined that it would file a Form D with the S.E.C. to raise $1,000,000 through a private placement under Regulation 506.  This infusion of capital will allow the company to acquire the test vehicles, pay its legal and accounting expenses as well as the daily operational expenses.

While the capital resources of the company are not stable from a cash perspective, the credit of the officers and directors for debt financing if necessary is extremely strong. The company has not established any lines of credit with any banks.

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

We have not entered into any discussions with any companies, financial institutions, investment banks, broker-dealers, promoters or other parties regarding the pursuit of any business combination that would result in a change in control.  We set forth above the circumstances under which this would occur, keeping in mind the fiduciary responsibility of management to maintain shareholder value.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

Results of Operations for the years ended December 31, 2008 and 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Years Ended December 31,

	2008	2007	Change	% Change

Revenue:
Consulting Income	90,000	142,224	(52,224.00)	-37%
Total Revenue	90,000	142,224	(52,224.00)	-37%
Operating Expenses:
Accounting & Audit Fees	6,373	4,225	2,148.00	51%
Advertising & Promotion	1,233		1,233.00	100%
Automobile Expenses	6,274	5,827	447.00	8%
Business Gifts		215	(215.00)	-100%
Commissions-Note E	7,000	68,524	(61,524.00)	-90%
Computer & Internet	1,396	1,000	396.00	40%
Depreciation Expense	13,435	6,730	6,705.00	100%
Dues, Journals & Publications	100	280	(180.00)	-64%
Insurance Expense	4,237	2,160	2,077.00	96%
Interest Expense	3,017	2,197	820.00	37%
Legal Fees	0	400	(400.00)	-100%
Meals and Entertainment	3,619	3,623	(4.00)	0%
Office Expense	2,087	883	1,204.00	136%
Postage & Shipping	672	153	519.00	339%
Repairs & Maintenance	2,700		2,700.00	100%
Supplies		1,065	(1,065.00)	-100%
Taxes & Licenses	711	771	(60.00)	-8%
Telephone	5,391	2,517	2,874.00	114%
Transfer Agent Fees	2,508		2,508.00	100%
Travel	53,677	5,156	48,521.00	941%
Total Operating Expenses	114,430	105,726	8,704.00	8%

Net Income(Loss) from Operations	(24,430)	36,498	(60,928.00)	-167%

Other Income:
Interest Income	167	5	162.00	3240%
Total Other Income	167	5	162.00	3240%

Net Income(Loss)	(24,263)	36,503	(60,766.00)	-166%

Earnings (loss) per common share:
Net income (loss) per share-Note F	$0.00	$0.01	(0.01)	-100%

Weighted Average Shares Basic and Diluted	5,637,570	4,291,096	1,346,474	31%

Quick Link to Table of Contents

Revenues. For the year ended December 31, 2008, revenues were $90,000, compared to $142,224 for the year ended December 31, 2007, a decrease of 37%.  Management directly attributes this decrease to the current economic climate.  With banks and lending institutions tightening their lending, owners of small to medium sized businesses were finding difficulty in arranging financing for the sale of their businesses.

With the acquisition of the new technology under the licensing agreement we believe that capital will be available through private investors and we can take advantage of the new rules at the Ports of Long Beach and Los Angeles, California to generate revenue.

Operating Expenses. Expenses increased by $ 8,704 to $114,430 for the year ended December 31, 2008 from $105,726 for the year ended December 31, 2007.  A large portion of this increase can be attributed to increased travel expense incurred while trying to expand our markets to include overseas clients.  As a percentage of revenues, our cost of revenues were 127% for the year ended December 31, 2008, an increase from 74% for the year ended December 31, 2007.

With the change in our business model, our travel expenses will be greatly reduced since our corporate offices will be located in the area of our two target markets. There will be an initial increase in our equipment costs due to the acquisition of the test vehicles and the ancillary equipment to monitor and maintain the vehicles.  Future expenditures of equipment we believe will be offset by our raising additional capital through a private placement.

Income (Loss) from Operations. For the year ended December 31, 2008 and 2007, we incurred a loss of $24,430 and a profit of $36,498, respectively, a decline of $60,928. Although our commissions were greatly reduced, we had increases in all the major categories due primarily to our trying to expand our operations to include overseas clients.  This decision turned out to not be a correct strategy as the economic downturn hit Europe and Asia also thereby greatly limiting any potential expansion.

Net Income. As a result of the factors described above, net income decreased from $36,498 for the year ended December 31, 2007 to ($24,430) for the year ended in 2008.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2006, we engaged Randall N. Drake, C.P.A., ("Drake ") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

Quick Link to Table of Contents

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

*** Remainder of this page intentionally left blank***

Quick Link to Table of Contents

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Table 4.0 Directors and Executive Officers

Name	Age	Position
Diane J. Harrison	49	Former President/CEO/CFO/Chairman of the Board of Directors[1]
Lynnette J. Harrison	54	Former Secretary/Director[2]
Joseph Scutero	60	Former Treasurer/Director[3]
Martin Schuermann	43	President, CEO & Director[4]
Lawrence Weisdorn	50	Secretary, CFO & Director[5]
Donald Hejmanowski	49	Vice President of Corporate Communications & Director[6]

1 Ms. Harrison resigned her position as President, CEO, CFO, and Chairman of the Board effective December 15, 2008.

[2] This was the first Directorship of a reporting company held by Ms. Lynnette Harrison.  Ms. Lynnette Harrison is the sister of our former President Diane J. Harrison.   Ms. Harrison resigned her position as Secretary and Director effective December 15, 2008

[3] This is the first Directorship of a reporting company held by Mr. Scutero. Mr. Scutero resigned his position as Treasurer and Director effective December 12, 2008.

4Mr. Schuermann was elected to the position of President and Director by the Board of Directors effective December 15, 2008.

5Mr. Weisdorn was elected to the position of Secretary, CFO, and Chairman by the Board of Directors effective December 15, 2008.

6Mr. Hejmanowski was elected to the position of Vice President and Director by the Board of Directors effective December 15, 2008.

Background of Executive Officers and Directors

- Diane J. Harrison served as our President/Chairman of the Board of Directors from January 2, 2007 until her resignation effective December 15, 2008. Ms. Harrison is a securities lawyer in private practice and is currently licensed to practice law in Florida and Nevada.  She graduated from Stetson University College of Law in May 2000.  Ms. Harrison was secretary of Coastline Corporate Services, Inc. [CCSV], an OTCBB company until her resignation on July 9, 2008.  From October 31, 2006 until her resignation on January 8, 2007, Ms. Harrison was the Secretary of Avalon Development Enterprises, Inc. now known as GuangZhou Global Telecom, Inc. [GZGT], an OTCBB company.  From August 9, 2006 to October 3, 2006, Ms. Harrison was the Secretary of a fully reporting and OTCBB trading company, Irish Mag, Inc., now known as China Public Security Technology, Inc. [CPBY].  During the periods May 2000 through July 2003 and February 2004 through January 2005, Ms. Harrison was President and Secretary/Treasurer, respectively, of MCFTY National, a fully reporting but non-trading company.  Prior to her legal career, Ms. Harrison worked for the United States Department of Energy (“USDOE”) and held the highest security clearance available.  She was a systems engineer and the waste package and repository design branch chief for the high-level radioactive waste repository at Yucca Mountain, north of Las Vegas, Nevada.  She spent seven (7) years working for the USDOE.

- Lynnette J. Harrison served as our Secretary and as a Director from January 2, 2007 until her resignation effective December 15, 2008.  Ms. Harrison graduated from West Virginia Northern Community College as a programmer/analyst.  Upon graduation, she began her career at Weirton Steel Corporation as a programmer analyst working on development of and enhancements to their Inventory System (a mainframe COBOL/DB2 based application) that traced steel orders.   In 1998, after four (4) years at Weirton Steel, she accepted a position at Highmark Blue Cross Blue Shield as an Application Developer. An application developer's responsibilities include providing technical expertise and support in design and development of business applications; collecting and analyzing business and

Quick Link to Table of Contents

 system requirements for projects and ensuring successful implementation and support of project efforts; and identifying integration issues and developing alternative solutions.   Ms. Harrison currently works in Highmark’s Medicare Advantage and Reimbursement Group where she provides development of and enhancements to (1) mainframe COBOL/DB2 based software that produces payments to eligible providers and (2) Web/JAVA application software that provides up-dating and reporting to eligible providers.

- Joseph Scutero served as our Treasurer and as a Director from January 2, 2007 until his resignation effective December 12, 2008. Mr. Scutero worked for the Boyd Gaming Group from 1978 until his retirement on October 31, 2006. During his career with Boyd Gaming, he held numerous positions including dealer, brush (a person responsible for maintaining game integrity and dealer movement), floorman (the second in command to the shift supervisor in the poker room), and shift supervisor of the Stardust Poker Room. During his tenure at Boyd, Mr. Scutero developed interpersonal skills dealing with the public.

- Martin Schuermann  has been Vision Industries Corp.'s Chief Executive Officer and President since December 15, 2008.   Mr. Schuermann brings with him a top level experience from a variety of industries.  Before joining Vision, Mr. Schuermann served as Chairman and CEO of IM-Internationalmedia AG and Intermedia Inc, a producer and distributor of such feature films as Terminator 3, Alexander, Basic Instinct 2, RV, One Missed Call and more than 40 other films. He also was a founding partner in LA based merchant bank EuroCapital Advisors.  Prior to this, Mr. Schuermann was Managing Director of CLT-UFA (US), Bertelsmann's US based tv and film arm.  Mr. Schuermann has served on several public company boards, including Intertainment AG, IM-Internationalmedia AG and Future Media Inc.

- Lawrence Weisdorn has served as the Chairman, Chief Financial Officer and Director of Vision Industries Corp. from December 9, 2008 to the present.  Mr. Weisdorn is also serving as the President, Chief Executive Officer, Chief Financial Officer and Director of Force Fuels, Inc. from October 21, 2008 to the present.  Mr. Weisdorn is also serving as the Chairman, President and Chief Executive Officer of Ice Conversions, Inc., a California corporation, from November 2005 to the present.  Ice Conversions, Inc. is in the business of developing hydrogen fuel cell conversion kits for motor vehicles.  Ice Conversions, Inc. is working closely with Vision Motor Corp. in the development, marketing and manufacturing of motor vehicles powered by hydrogen fuel cells pursuant to a licensing agreement between Ice Conversions, Inc. and Vision Motor Corp. dated December 12, 2008.   Previously, from 2000 to 2005, Mr. Weisdorn was the Co-founder, Chief Executive Officer and a Director of MEMS USA, Inc, a Nevada corporation.  MEMS USA, Inc., was a developer and manufacturer of advanced engineered products, systems and services for the energy sector including the development of profitable, biorenewable energy refineries.  December 2006, MEMS USA, Inc. was renamed Convergence Ethanol, Inc.

-Donald Hejmanowski has served as the Secretary, Vice President of Corporate Communications and Director of Vision Industries Corp. from October 21, 2008 to the present.  Mr Hejmanowski serves as the Vice President of Finance and Director of Ice Conversions, Inc., a California corporation, from November 2005 to the present.  Ice Conversions, Inc. is in the business of developing hydrogen fuel cell conversion kits for motor vehicles.  Ice Conversions, Inc. is working closely with Vision in the development, marketing and manufacturing of motor vehicles powered by hydrogen fuel cells.   Mr. Hejmanowski has served as the Secretary, Treasurer and Director of H Y D, Inc., a Nevada corporation from 2002 to the present.  H Y D, Inc. is in the business of providing consulting services.  Mr. Hejmanowski has also served as a Director of US Farms, Inc., a Nevada corporation from 2006 to 2009.  US Farms, Inc. is a diversified commercial farming and nursery company.  Previously, from 2006 to 2007, Mr. Hejmanowski served as a Director of Cyclone Energy, Inc.  Mr. Hejmanowski also served as a Director of LitFunding Corp. from 2005 to 2006.  LitFunding Corp. provides funding for litigation primarily for plaintiffs’ attorneys.  From 2002 to 2005, Mr. Hejmanowski served as a consultant to American Water Star, Inc. a water bottling and distribution company.

Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

ITEM 11.—EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2008 and 2007, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2008 and 2007, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 5.0 Summary Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Diane J. Harrison[1] , President. CEO, CFO, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Lynnette J. Harrison[2], Secretary, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Joseph Scutero[3], Treasurer, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Martin Schuermann[4], President, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Lawrence Weisdorn[5], COB, CFO, Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Donald Hejmanowsk[6], VP Communications, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

(1) There is no employment contract with Diane J. Harrison. She resigned from office effective December 15, 2008.

(2) There is no employment contract with Lynnette J. Harrison. She resigned from office effective December 15, 2008.

(3) There is no employment contract with Joseph Scutero. He resigned from office effective December 15, 2008.

(4) The Company entered into an employment contract with Martin Schuermann effective December 15, 2008.   A stock options and/or warrants program was adopted by the Shareholders on January 8, 2009.

(5) The Company entered into an employment contract with Lawrence Weisdorn effective December 15, 2008.   A stock options and/or warrants program was adopted by the Shareholders on January 8, 2009.

(6) The Company entered into an employment contract with Donald Hejmanowski effective December 15, 2008.   A stock options and/or warrants program was adopted by the Shareholders on January 8, 2009.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

Compensation of Directors

Our old directors were unpaid.  Our New Directors did not receive any compensation during the 2008 fiscal year:

Table 6.0  Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Martin Schuermann, President, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lawrence Weisdorn, COB, CFO, Secretary	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Hejmanowsk, VP Communications, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Board of Directors and Committees

Currently, our Board of Directors consists of Lawrence Weisdorn, Martin Schuermann, and Donald Hejmanowski, each of whom is also an officer. We are not actively seeking additional board members. At present, the Board of Directors has not established any standing committees, other than the Compensation Committee.  The Compensation Committee is comprised of all the members of the Board and all Board members participated in the consideration of the Director and Officer compensation.  At this time, the Compensation Committee does not have a charter.

Employment Agreements

Currently, we have employment agreements with our Officers.  Copies of the agreements may be found as exhibits to the Company’s Current Report on Form 8-K, and amendments thereto, filed on December 29, 2008 and available on the SEC’s EDGAR database at www.sec.gov.

Outstanding Equity Awards At Fiscal Year-End.

There were no unexercised options, stock that had not vested, or equity incentive plan awards for any of our Directors or Officers in the last two years.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2008, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Quick Link to Table of Contents

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 7.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 7.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Lawrence Weisdorn 17383 W. Sunset Blvd., Suite A930 Pacific Palisades, California 90272	14,731,500	46%
Common Stock	Donald Hejmanowski 17383 W. Sunset Blvd., Suite A930 Pacific Palisades, California 90272	7,000,000	24%
Common Stock	Martin Schuermann 17383 W. Sunset Blvd., Suite A930 Pacific Palisades, California 90272	1,500,000	5%
Common Stock	Cohee Capital Management 4630 Campus Drive. Suite 101 Newport Beach, CA 92660	1,500,000	5%
Common Stock	All Executive Officers and Directors as a Group (1)		85%

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following.  The former President and Chairman of our company, Diane J. Harrison, is the President of Harrison Law, P.A., the Company’s securities law firm.  Ms. Harrison is a licensed attorney in good standing in Florida and Nevada.  Our former Secretary, Lynnette Harrison is the sister of our former President, Diane J. Harrison.

Our business was run from an office in the home of our President Diane J. Harrison.  This office was supplied at no charge and Ms. Harrison did not take a tax deduction for this dedicated office space.

The Company has purchased an automobile that is used by Ms. Harrison for business purposes.  The automobile was purchased by Ms. Harrison and she signed a full release of interest and assignment of the vehicle to the Company.  Cheetah Consulting, Inc. assumed the loan with Chase Auto Finance on the terms that were originally executed by Ms. Harrison.  The loan is for five (5) years with 60 monthly payments of $1,026.72 monthly.  The auto insurance is provided through the personal insurance of Ms. Harrison; the Company reimburses her for the premium payment of $1,708.90 paid on a semi-annual basis beginning in April of 2008.

Director Independence

We currently have no independent directors.  Lawrence Weisdorn, Martin Schuermann and Donald Hejmanowski are fulfilling the audit, nominating and compensation committee functions.  We intend to retain independent directors to fulfill those functions as the business plan is implemented.

Quick Link to Table of Contents

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Randall Drake, C.P.A. for fiscal 2008 and 2007:

Table 8.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2008	$5,250.00	0	0	0	$5,250.00
2007	$7,000.00	0	0	0	$7,000.00

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Chief Financial Officer, Lawrence Weisdorn, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Weisdorn as our company CFO, COB, and our audit committee financial expert is not detrimental to the Company. Mr. Weisdorn has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Wesidorn has gained this expertise through his formal education and experience as our CFO and COB. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

*** Remainder of this page intentionally left blank***

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of Vision Industries Corp. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2008 and December 31, 2007

•

Statements of Operations for the years ended December 31, 2008 and December 31, 2007

•

Statements of Stockholders’ Equity for the years ended December 31, 2008 and December 31, 2007

•

Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on September 20, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
3.2

Amended and Restated Articles of Incorporation

Filed on September 20, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.3

Amended and Restated Articles of Incorporation

Filed on September 20, 2007 as Exhibit 3(iii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.4	Articles of Amendment to Articles of Incorporation Filed herewith
3.5	Articles of Correction Filed herewith
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.2

Lynnette J. Harrison Subscription Agreement

Filed on December 26, 2007 as Exhibit 10.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

10.3

Assignment and Contribution Agreement between Cheetah Consulting, Inc. and Ice Conversions, Inc.

Filed on December 29, 2008, as Exhibit 10 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

10.4

Vision Industries Corp. 2009 Non-Qualified Stock Option Plan

Filed on February 11, 2009, as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

Quick Link to Table of Contents

10.5

Investor Relations Consulting Agreement (Redwood Consultants, LLC)

Filed on February 11, 2009, as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

14	Code of Ethics Filed on September 20, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: March 30, 2009	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: March 30, 2009	/s/LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

Dated: March 30, 2009	/s/DONALD HEJMANOWSKI
Donald Hejmanowski
Vice- President of Corporate Communications, Director

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Vision Industries, Corp.:

We have audited the accompanying balance sheets of Vision Industries, Corp. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Industries, Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

March 23, 2009

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

BALANCE SHEET

As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash & Cash Equivalents	204	4,965
Accounts Receivable	0	40,000
Prepaid Expenses	1,500	0
Total Current Assets	1,704	44,965
Fixed Assets:
Equipment & Automobile	75,298	65,539
Accumulated Depreciation	(20,223)	(6,789)
Total Fixed Assets	55,075	58,750

Intangible Assets:
Organization Costs-Note H	23,231
Intellectual Property-Note H	102,250	0
Total Intangible Assets	125,481
TOTAL ASSETS	182,260	103,715
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities:
Other Current Liabilities
Accrued Expenses	5,569	20,040
Note Payable-Current Portion-Note C	9,931	9,226
Note Payable-Note D	100,000	0
Total Current Liabilities	115,500	29,266

Non Current Liabilities:
Note Payable-Non Current Portion-Note C	27,167	37,175
Total Non Current Liabilities	27,167	37,175
Total Liabilities	142,667	66,441
Stockholders' Equity:
Common Stock, $.001 par value, 500,000,000 authorized,
29,050,000 issued and outstanding for 2008; 200,000,000
authorized, 4,550,000 isuued and outstanding for 2007	29,050	4,550
Paid in Capital	237	(1,845)
Retained Earnings	10,306	34,569
Total Stockholders' Equity	39,593	37,274
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	182,260	103,715

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF OPERATION

For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenue:
Consulting Income	90,000	142,224
Total Revenue	90,000	142,224
Operating Expenses:
Accounting & Audit Fees	6,373	4,225
Advertising & Promotion	1,233
Automobile Expenses	6,274	5,827
Business Gifts		215
Commisions-Note E	7,000	68,524
Computer & Internet	1,396	1,000
Depreciation Expense	13,435	6,730
Dues, Journals & Publications	100	280
Insurance Expense	4,237	2,160
Interest Expense	3,017	2,197
Legal Fees	0	400
Meals and Entertainment	3,619	3,623
Office Expense	2,087	883
Postage & Shipping	672	153
Repairs & Maintenance	2,700
Supplies		1,065
Taxes & Licenses	711	771
Telephone	5,391	2,517
Transfer Agent Fees	2,508
Travel	53,677	5,156
Total Operating Expenses	114,430	105,726

Net Income(Loss) from Operations	(24,430)	36,498

Other Income:
Interest Income	167	5
Total Other Income	167	5

Net Income(Loss)	(24,263)	36,503

Earnings (loss) per common share:
Net income (loss) per share-Note F	$0.00	$0.01

Weighted Average Shares Basic and Diluted	5,637,570	4,291,096

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008 and 2007

	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2007	3,500,000	$3,500	($900)	($1,934)	$666

Issuance of New Shares on March 31, 2007 after receipt
of 35 executed stock subscription agreements	1,050,000	1,050	(945)		105

Net Income (Loss)				36,503	36,503

Balances at December 31, 2007	4,550,000	4,550	(1,845)	34,569	37,274

Issuance of New Shares on December 15, 2008-Note H	26,981,500	26,982			26,982

Shares Reacquired on December 17, 2008-Note H	(2,481,500)	(2,482)	2,082		(400)

Net Income (Loss)				(24,263)	(24,263)

Balances at December 31, 2008	29,050,000	$29,050	$237	$10,306	$39,593

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Net Income(Loss)	($24,263)	$36,503
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation Expense	13,435	6,730
Accounts Receivable	40,000	(40,000)
Accrued Expenses	(14,470)	17,039
Investment (Income)Loss	(167)	(5)
Payroll Taxes Payable		(245)
Net cash provided (used) by Operating Activities	14,535	20,022

INVESTING ACTIVITIES:
Investment Income(Loss)-Note G	167	5
Acquisition of Equipment	(9,760)	(64,204)
Net cash provided (used) by Investing Activities	(9,593)	(64,199)

FINANCING ACTIVITIES:
Note Payable		46,402
Note Payable-Principal paid	(9,303)
Common Stock Acquired	(400)
Issuance of Common Stock		105
Net cash provided (used) by Financing Activities	(9,703)	46,507

Net Increase in cash & cash equivilents	(4,761)	2,330

Cash & cash equivalents at beginning of period	4,965	2,635

Cash & cash equivalents at end of period	$204	$4,965

Supplemental Disclosure:
Interest Expense	3,017	2,197

NONCASH INVESTING & FINANCING ACTIVITIES:
Effect of 10:1 Forward Stock
Split on Common Stock		945
Effect of 10:1 Forward Stock
Split on Paid in Capital		-945
Issuance of Common Stock	26,981
Paid in Capital	2,082
Note Payable	100,000
Acquisition of Intangible Assets	102,500
Organization Costs in exchange for stock	23,231
Consulting Fee in exchange for stock	1,500

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated May 11, 2004 in the State of Florida.  The Company is in the business of consulting.

On December 15, 2008, the Company changed its name from Cheetah Consulting, Inc. to Vision Industries Corp.

Up until December 15, 2008, the Company provided consulting and valuation services to small to medium sized business owners.

After December 15, 2008, the Company will provide consulting services to the transportation industry. In order to enter in to this new sphere of consulting, the Company has acquired the rights to certain intellectual property and tangible assets (see Note I).

On December 15, 2008, a change in control of the Company occurred. The change in control of the Company was pursuant to issuances of the Company stock on December 15, 2008 (see Note H).

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the twelve month periods ended December 31, 2008 and December 31, 2007; (b) the financial position at December 31, 2008 and (c) cash flows for the twelve month periods ended December 31, 2008 and December 31, 2007, have been made.

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

The financial statement and notes are presented as permitted by Form 10-K. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America may have been omitted. The accompanying  financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and December 31, 2006 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission

Cash and Cash Equivalents

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Continued)

Income Taxes

The company’s S-Corporation election was revoked effective January 1, 2008. The Company provides for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between certain assets and liabilities for financial and tax reporting. Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. The Company has not recognized either a current income tax benefit or a current income tax expense, the realization of which could not be considered more likely than not.

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

Scheduled principal payments due and principal balances of the note over the next five years are as follows:

Principal Due

Years ending December 31,              for the Year

Principal Balances

2008…………………………      $  9,304……………………………..

$37,098

2009…………………………      $  9,931……………………………..

$27,167

2010…………………………      $10,684……………………………..

$16,483

2011…………………………      $11,492……………………………..

$  4,991

2012…………………………      $  4,991…………………………….. $         0

NOTE D – NOTE PAYABLE

The Company has a note payable to Ice Conversions, Inc. The note is dated December 15, 2008 in the original amount of $100,000.00 and is due and payable in full on March 31, 2009. The note is secured by the Contributed Assets and bears no interest. See Note H.

NOTE E – RELATED PARTY TRANSACTIONS

The Company paid commissions to the husband of a key shareholder pursuant to at-will employment. The employee was terminated on December 31, 2008.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Continued)

NOTE F – EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share of $0.00 were calculated based on a net loss numerator of $(24,263) divided by a denominator of 5,637,570 weighted-average shares of common stock outstanding at December 31, 2008. Earnings (Loss) per common share of $0.01 were calculated based on a net income numerator of $36,503 divided by a denominator of 4,291,096 weighted-average shares of common stock outstanding at December 31, 2007. See Note G and H.

NOTE G – RECAPITALIZATION

On February 28, 2007 the Company’s Board filed amended and restated articles authorizing 200,000,000 shares and changing the par value of its stock to $0.001 per share resulting in 10 shares for each share previously owned. On March 31, 2007 the Company’s board issued an additional 105,000 shares of its stock at $0.001 per share for 35 executed stock subscription agreements it received. After these stock sales there were a total of 455,000 shares issued and outstanding. The company on March 31, 2007 further ratified and authorized a 10:1 forward stock split that resulted in 4,550,000 issued and outstanding shares as of that date. All share amounts in the 2007 financial statements and notes reflect the retroactive effects of this 10:1 forward stock split.

NOTE H – PRIVATE EQUITY TRANSACTIONS

On December 12, 2008, the Company entered into an Agreement (the “Agreement”) with ICE Conversions, Inc. (“Ice”). Pursuant to the terms of the Agreement, Cheetah acquired the rights to certain ideas and intellectual property (the “Contributed IP”) and to certain assets and prototypes (the “Contributed Tangible Assets”). (See NOTE I). Consideration by Cheetah Consulting, Inc. was the issuance of 2,250,000 shares of its common stock to Ice. The Agreement closed subject to the provisions and conditions of the Agreement and the discretion of the parties. The transaction set forth in the Agreement closed on the 12th day of December, 2008. See Note I.

The above shares issued by Cheetah Consulting, Inc. were issued on the following terms:  2,250,000 were issued upon closing on December 15, 2008 and an additional 750,000 shares shall be issued upon successful completion of 100 miles of test driving hydrogen powered drive train trucks.  In addition to the above stock issuances, a cash payment of $100,000.00 shall be paid to Ice on or before March 31, 2009 for the Contributed Assets (see Note D).

Also on December 12, 2008, the Company’s then majority shareholder, Diane J. Harrison, agreed to cancel and return 2,481,500 of her shares to the authorized but unissued shares in return for the sum of $400.00. Accordingly, a change of control of the Company occurred.

On December 15, 2008, stock was issued to Lawrence Weisdorn, (14,731,500); Donald Hejmanowski  (7,000,000); Martin Schuermann (1,500,000); and Cohee Capital Management (1,500,000) for consulting services to be rendered.  The stock was valued at the par value of the shares issued, which approximated fair market value, and was capitalized as organization cost.

On December 31, 2008 there were 29,050,000 shares of common stock outstanding.

All share amounts in the 2008 financial statements and notes reflect the retroactive effects of these stock issuances.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Continued)

NOTE I – INTELLECTUAL PROPERTY AND TANGIBLE ASSETS

Set forth below is a description of the Contributed IP and Tangible Assets being conveyed by ICE Conversions, Inc. (“ICE”) to the Company:

1.

A license to use the technology, processes, formulations, methods, apparatuses, and know-how related to development, marketing or sale of hydrogen/electric hybrid cars and trucks.

2.

All rights, title and interests in and to the following items of intellectual property and intangible assets relating to the Business:

(i)

research reports, research plans, development plans, designs and sketches.

(ii)

A right to utilize the lists or contact information of potential customers, suppliers or facilities developed by ICE.

3.

Any business plan(s) that solely relate to the Business.

4.

Any goodwill associated solely with the Business.

5.

A license to exploit all intellectual property rights exclusively related to the Business under any international, foreign, federal, or state law, including but not limited to all patents, copyrights, trade secrets, confidential information, trade names, trademarks and service marks, and all applications filed therefore.

6.

A license to exploit all ideas, improvements, or other information, whether or not patent able and whether or not reduced to practice, made or conceived by ICE employees, which relate solely to the Business.

7.

A license to exploit all theories, methods, equipment, procedures, compilations, technical data, formulas, drawings, blueprints, software, algorithms, databases, samples, designs, data, specifications, prototypes, models, proposals, cost data, personnel data, accounting records, and other information solely concerning the Business.

8.

All licenses conveyed above are exclusive as to the territory covering the entire State of California and non-exclusive as to all other territories.

9.

All rights, title and interests in and to the following tangible assets relating to the Business:

(i)

a prototype 2003 Hummer H2,hydrogen/electric hybrid,

(ii)

a 2005 Hydrogen boosted Chevy SSR, and

(iii)

a 2008 Cheetah body, chassis and various parts.

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation Filed on September 20, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
3.2

Amended and Restated Articles of Incorporation

Filed on September 20, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.3

Amended and Restated Articles of Incorporation

Filed on September 20, 2007 as Exhibit 3(iii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

3.4	Articles of Amendment to Articles of Incorporation Filed herewith
3.5	Articles of Correction Filed herewith
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.2

Lynnette J. Harrison Subscription Agreement

Filed on December 26, 2007 as Exhibit 10.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

10.3

Assignment and Contribution Agreement between Cheetah Consulting, Inc. and Ice Conversions, Inc.

Filed on December 29, 2008, as Exhibit 10 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

10.4

Vision Industries Corp. 2009 Non-Qualified Stock Option Plan

Filed on February 11, 2009, as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

10.5

Investor Relations Consulting Agreement (Redwood Consultants, LLC)

Filed on February 11, 2009, as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

14	Code of Ethics Filed on September 20, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

EI - 1

Quick Link to Table of Contents

EXHIBIT INDEX

(continued)

Exhibit No.	Description
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

EI - 2