Form 10-Q
period 2009-03-31
VISION INDUSTRIES CORP
filed 2009-05-21
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-53315

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

17383 W. Sunset Blvd., Suite A290 Pacific Palisades, California 90272
(Address of Principal Executive Offices)

(310) 454-5658
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31,2009:  30,755,500

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

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of

	March 31, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$ 4,962	$ 204
Prepaid expenses	6,915	1,500
Total current assets	11,877	1,704

Property and equipment (at cost)	481,295	75,298
Less accumulated depreciation	(24,003)	(20,223)
Property and equipment, net	457,292	55,075

Intangible assets, net	626,721	125,481

Other assets:
Security deposits	25,962
Total other assets	25,962	-

Total Assets	$ 1,121,852	$ 182,260

LIABILITIES AN STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$ 461,510	$ 5,569
Current portion notes payable	-	109,931
Total current liabilities	461,510	115,500

Noncurrent liabilities:
Note payable - noncurrent portion	-	27,167
Total noncurrent liabilities	-	27,167

Stockholders' equity:
Common stock, $.001 par value,
500,000,000 authorized, 30,755,500
issued and outstanding	31,891	29,050
Additional paid in capital	2,518,523	237
Stock issuance costs	(33,080)
Deferred compensation	(489,477)
Retained (deficit) earnings	(1,367,515)	10,306
Total stockholders' equity	660,342	39,593

Total liabilities and stockholders' equity	$ 1,121,852	$ 182,260

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

For the

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	Unaudited	Unaudited
Revenue:
Consulting income	$ -	$ -
Total revenue	-	-

Operating expenses:
Accounting	1,375	1,125
Amortization	10,622	-
Automobile expenses	463	327
Depreciation expense	24,003	3,259
Equity based compensation	1,048,401	-
Insurance	1,832	-
Interest	-	770
Legal fees	12,758	-
Meals and entertainment	227	168
Office expense	1,755	73
Outside services	237,526	-
Parking	645	-
Postage and delivery	35	-
Rent	26,020	-
Repairs and maintenance	7,447	-
Taxes and licenses	183	300
Telephone	2,147	815
Travel	1,377	3,254
Utilities	205	-
Total operating expenses	1,377,021	10,091

Loss before income taxes	(1,377,021)	(10,091)
Income tax expense	800

Net loss	$ (1,377,821)	$ (10,091)

Loss per share:
Basic and diluted	$ (0.05)	$ (0.00)

Weighted average number of common
shares outstanding:
Basic and diluted	30,553,406	4,550,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

For the Three-months Ended September 30,

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (1,377,821)	$ (10,091)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	1,048,401
Depreciation and amortization	14,402	3,259
Changes in operating assets and liabilities:
Accounts receivable		40,000
Prepaid expense	(5,415)	-
Accounts payable and accruals	455,941	(19,291)

Cash (used) provided by operating activities	135,507	13,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible property	(14,362)	-
Purchase of property and equipment	(300,747)	-
Security deposits	(25,962)	-

Cash (used) by investing activities	(341,071)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(137,098)	(2,310)
Issuance of common stock	347,420	-

Cash provided (used) by financing activities	210,322	(2,310)

Net increase in cash and cash equivalents	4,758	11,567

Cash and cash equivalents, beginning of period	204	4,965

Cash and cash equivalents, end of period	4,962	16,532

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest Expense		770
Issuance of common stock	2,841
Paid in capital	2,518,286
Acquisition of intangible assets	497,500
Consulting fee in exchange for stock	700,000

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED)

1.

General background and business environment

The Company was incorporated May 11, 2004 in the State of Florida.  The Company provides zero-emission vehicles for the transportation industry.

Management’s immediate vision for the high performance hydrogen drive system is to provide a pollution free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the City of Long Beach, California.

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three-month period ended March 31, 2009; (b) the financial position at March 31, 2009 and (c) cash flows for the three month period ended March 31, 2009, have been made.

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

The financial statement and notes are presented as permitted by Form 10-K.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America may have been omitted.  The accompanying  financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED)

2.

Summary of significant accounting policies (continued)

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets,

On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets, income taxes, equity based compensation, litigation and warranties.  The Company bases its estimates on historical and anticipated results and trends and on carious other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events.

The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent for other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years.

Significant improvements and betterments are capitalized, while maintenance and repairs recharged to operations as incurred.  Asset retirements and dispositions are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” as described below.

Revenue Recognition

The Company recognizes product revenue, net of sales discounts, returns and allowances, in accordance Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”).  These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED)

2.

Summary of significant accounting policies (continued)

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No, 121, to be applied to all long-lived assets including discontinued operations, SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable.  We believe the estimate of our valuation of Long-Live Assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the calculation it could have a material impact on out results of operations.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse.  Deferred income tax expenses or credits are based on the changes in the deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  No valuation allowance was deemed necessary by management as of December 31, 2008 and March 31, 2009.  Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax asset and liability accounts.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the Corporation to disclose estimated fair value for its financial instruments.  Fair Value estimates, methods, and assumptions are set forth as follows for the Corporation’s financial instruments.  The carrying amounts of cash, receivables, other current assets, payables, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED)

2.

Summary of significant accounting policies (continued)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifteen years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.  No material impairments of intangible assets have been identified during any of the periods presented.

Effects of Recent Accounting Pronouncements

There are no recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

3.

Accrued expenses

Accrued expenses at December 31, 2008 and March 31, 2009 were $5,569 and $461,510, respectively and included operating expenses.

4.

Property and equipment

Property and equipment at December 31, 2008 and March 31, 2009 consist of the following:

	December 31, 2008	March 31, 2009
Automobiles	$ 75,298	$ 0
Computers		1,986
Furniture and fixtures		1,550
Office equipment		1,000
Shop equipment		1,075
Production prototypes		475,684
	$ 75,298	$ 481,295

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the year ended December 31, 2008 and three months ended March 31, 2009 was $13,048 and $24,003, respectively.

5.

Intangibles

Intangible assets at December 31, 2008 and March 31, 2009 consist of the following:

	December 31, 2008	March 31, 2009
Technology based assets	$ 102,250	$ 600,000
Organizational costs	23,231	37,343
	$ 125,481	$ 637,343

Amortization expense for the year ended December 31, 2008 and three months ended March 31, 2009 as $387 and $10,622, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED)

6.

Stockholders’ equity

On December 31, 2008, there were 29,050,000 shares of common stock issued and outstanding, of which 27,041,500 shares were restricted.

On January 8, 2009, the Board of Directors awarded certain employees and independent contractors 455,500 shares of common stock.

On January 8, 2009 16,320,000 stock options were awarded to officers and employees.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the option, dividends on the stock, or the risk-free interest rate.

On January 12, 2009 the Company entered into an investor-relations consulting agreement with Redwood Consultants, LLC and financial advisory services agreement with Constellation Capital, LLC.  The Company issued 1,100,000 and 150,000 shares, respectively of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

7.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility expiring November 30, 2009 and January 31, 2012.  Monthly rent is $ 4,754 and $9,154 respectively.  The Company has no known lawsuits or any pending litigation.

8.

 Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  Management’s plan is to raise equity through private placements to raise working capital and sustain operations.  As of March 31, 2009, the Company has an accumulated deficit of $1,367,515.

These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.

Subsequent events

On April 1, 2009 Lawrence Weisdorn, the Chief Operating and Financial Officer lent the Company $50,000.  There is no collateral for the note, it is due on demand.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

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

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have not solicited investment from any investment banks, private equity firms or venture capital firms as of March 31, 2009.  We conducted a private placement under Regulation 506 during the first quarter of 2009 and raised a total of $807,000.

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

Quick Link to Table of Contents

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of March 31, 2009.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
March 31, 2009	-	$ 1,377,021	$ (1,377,021)
December 31, 2008	$ 90,000	$ 114,430	$ (24,263)
December 31, 2007	$ 142,224	$ 105,726	$ 36,503

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $4,962.

Since May of 2004 the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believed it could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

Our internal liquidity was provided by our operations. Since our change in our business model we have incurred additional liabilities that make our company illiquid at this time.  If order to have the capital necessary to operate, management filed a Form D with the S.E.C. to raise $980,000 through a private placement under Regulation 506.  This infusion of capital was to allow the company to acquire the test vehicles, pay its legal and accounting expenses as well as the daily operational expenses.

While the capital resources of the company are not stable from a cash perspective, the credit of the officers and directors for debt financing if necessary is extremely strong. The company has not established any lines of credit with any banks.

Quick Link to Table of Contents

Results of Operations for the three months ended March 31, 2009 and 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31,

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	Unaudited	Unaudited	Change	%Change
Revenue:
Consulting income	$ -	$ -	$ -	0%
Total revenue	-	-	$ -	0%

Operating expenses:
Accounting	1,375	1,125	250	22%
Amortization	10,622	-	10,622	100%
Automobile expenses	463	327	136	42%
Depreciation expense	24,003	3,259	20,744	637%
Equity based compensation	1,048,401	-	1,048,401	100%
Insurance	1,832	-	1,832	100%
Interest	-	770	(770)	-100%
Legal fees	12,758	-	12,758	100%
Meals and entertainment	227	168	59	35%
Office expense	1,755	73	1,682	2304%
Outside services	237,526	-	237,526	100%
Parking	645	-	645	100%
Postage and delivery	35	-	35	100%
Rent	26,020	-	26,020	100%
Repairs and maintenance	7,447	-	7,447	100%
Taxes and licenses	183	300	(117)	-39%
Telephone	2,147	815	1,332	163%
Travel	1,377	3,254	(1,877)	-58%
Utilities	205	-	205	100%
Total operating expenses	1,377,021	10,091	1,366,930	13546%

Loss before income taxes	(1,377,021)	(10,091)	(1,366,930)	13546%
Income tax expense	800		800	100%

Net loss	$ (1,377,821)	$ (10,091)	$ (1,367,730)	13554%

Loss per share:
Basic and diluted	$ (0.05)	$ (0.00)	$ (0.04)	-1933%

Weighted average number of common
shares outstanding:
Basic and diluted	30,553,406	4,550,000	26,003,406	572%

Revenues. There were no revenues for neither the three months ended March 31, 2009 nor the three months ended March 31, 2008.  Management directly attributes this to the fact that the Company’s focus has been on  product development.

With the acquisition of the new technology under the licensing agreement we believe that capital will be available through private investors and we can take advantage of the new rules at the Ports of Long Beach and Los Angeles, California to generate revenue.

Quick Link to Table of Contents

Operating Expenses. Expenses increased by $1,367,930 to $1,377,021 for the three months ended March 31, 2009 from $10,091 for the three months ended March 31, 2008.  A large portion of this increase is attributed the equity based compensation to our investor relations firm and consultant.   The “Outside services” expense of $237,526 was for the independent contractors/mechanics working on the Tyrano truck conversion.

With the change in our business model, our travel expenses were reduced since our corporate offices are now located in the area of our two target markets, however, we now have a significant Rent expense, which was $26,020 for the period ended March 31, 2009.

Income (Loss) from Operations. For the three month periods ended March 31, 2009 and March 31, 2008, we incurred net losses of $1,377,821 and $10,091, respectively.  This significant loss from operations is primarily attributable to our equity based compensation expense of 1,048,401, and our lack of any revenues.

Net Loss. As a result of the factors described above, net loss increased from $10,091 for the three months ended March 31, 2008 to a net loss of $1,377,821 for the three months ended March 31, 2009.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during this quarter. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

ITEM 4T.

CONTROLS AND PROCEDURES

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

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of Vision Industries Corp.'s common stock without registration under the Securities Act of 1933during the last three years. No sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

(a) On August 7, 2006, the Board of Directors issued 25,000 shares of stock (at $0.01 per share) to then President Diane J. Harrison for paid in capital of $250.    The Company relied on the exemption from registration under Section 4(2) of the 1933 Securities Act, as amended.  The following table gives effect to the change in par value from $0.01 to $0.001 per share that occurred on February 28, 2007, which the Company treated as a forward stock split of 1:10, and the true forward stock split of 1:10 that occurred on March 31, 2007.

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

(c) On December 15, 2008, the Board of Directors authorized the sale of up to 980,000 units (at $1.00 per unit) with each unit comprised of one common share and one-half of a transferable common share purchase warrant (a "Warrant") with a minimum purchase of $25,000.00 (25,000 units) (the “Offering”). Each whole Warrant was exercisable into one common share for a period of 36 months from closing of this offering at a price of $1.50 per share. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares were sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  The terms of the Offering were amended on May 5, 2009 from $1.00 per unit to $.50 per unit, with each unit comprised of one common share and two transferable common share purchase warrants.  The first Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $0.75 per share. The second Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $1.25 per share.  The Company sold 807,000 of the authorized 980,000 units and then closed the offering on May 6, 2009.  These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of  1933.

Quick Link to Table of Contents

Each purchaser received an Offering Memorandum and the purchasers executed subscription agreements.  The offering was limited to accredited investors. The sale transactions occurred between January 26, 2009 and May 6, 2009.

Name of Stockholder	Shares Sold	Consideration	Dates of Payment	Broker Commission
DeCines	50,000.0	$ 25,000.00	Jan. 26	$ 3,250.00
McKay Trust	50,000.0	$ 25,000.00	Jan. 27	$ 3,250.00
Miller	50,000.0	$ 25,000.00	Jan. 28	$ 3,250.00
Tom Linovitz	60,000.0	$ 30,000.00	Jan, 29	$ 3,900.00
F. Scott Jackson	50,000.0	$ 25,000.00	Feb. 4	$ 3,250.00
Ryan Pollard	50,000.0	$ 25,000.00	Feb. 3	$ 3,250.00
Rick Greenberg	10,000.0	$ 5,000.00	Feb. 5
Gianna Schuermann	100,000.0	$ 50,000.00	Feb. 6
James Davis IRA	61,000.0	$ 30,500.00	Feb. 6	$ 3,965.00
Bill & Cheryl Fitch	24,000.0	$ 12,000.00	Feb. 12
Keith Claridge	10,000.0	$ 5,000.00	Feb. 20
Rick Greenberg	5,000.0	$ 2,500.00	Feb. 25
Don L. Melby	5,000.0	$ 2,500.00	March 2
Cowan Family Trust	40,000.0	$ 20,000.00	March 5
Larry Norman	30,000.0	$ 15,000.00	March 5
Sandy Harris	30,000.0	$ 15,000.00	March 5
Rather Family Trust	2,000.0	$ 1,000.00	March 9
Pellerin Family Trust	20,000.0	$ 10,000.00	March 9
Williamson Family Trust	50,000.0	$ 25,000.00	March 9	$ 3,250.00
Janelle Schick	4,000.0	$ 2,000.00	March 11
Dan & Marsha Keigher	30,000.0	$ 15,000.00	March 11
Gregory Garbero	20,000.0	$ 10,000.00	March 13
Scott & Leigh Mandeville	20,000.0	$ 10,000.00	March 25
Pellerin Family Trust	10,000.0	$ 5,000.00	May 6
Bill & Cheryl Fitch	6,000.0	$ 3,000.00	May 6
Dan & Marsha Keigher	20,000.0	$ 10,000.00	May 6
Total Accredited Investors	807,000.0	$403,500.00		$27,365

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the three-month period ending March 31, 2009 that were not reported in a current report on Form 8-K.

Quick Link to Table of Contents

ITEM 5

OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the three month period ended March 31, 2009, that has not already been reported.

There have been no changes, material or otherwise, to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6

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

3.4	Articles of Amendment to Articles of Incorporation Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on March 31, 2009 as Exhibit 23 to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Link to Table of Contents

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

VISION INDUSTRIES CORP.

Dated: May 20, 2009	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: May 20, 2009	/s/LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation Filed on September 20, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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

3.4	Articles of Amendment to Articles of Incorporation Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.2

Lynnette J. Harrison Subscription Agreement

Filed on December 26, 2007 as Exhibit 10.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

Quick Link to Table of Contents

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
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on March 31, 2009 as Exhibit 23 to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.

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