Form 10-Q
period 2009-06-30
VISION INDUSTRIES CORP
filed 2009-08-14
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2009:  31,776,500

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

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$ 1,926	$ 204
Prepaid expenses	11,819	1,500
Total current assets	13,745	1,704

Property and equipment (at cost)	756,479	75,298
Less accumulated depreciation	(52,304)	(20,223)
Property and equipment, net	704,175	55,075

Intangible assets, net	607,025	125,481

Other assets:
Security deposits	25,962
Total other assets	25,962	-

Total Assets	$ 1,350,907	$ 182,260

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$ 755,940	$ 5,569
Current portion notes payable	305,993	109,931
Total current liabilities	1,061,933	115,500

Noncurrent liabilities:
Note payable - noncurrent portion	-	27,167
Total noncurrent liabilities	-	27,167

Stockholders' equity:
Common stock, $.001 par value, 500,000,000
authorized,31,776,500 issued and outstanding	31,777	29,050
Additional paid in capital	3,513,193	237
Deferred compensation	(565,928)
Retained (deficit) earnings	(2,690,068)	10,306
Total stockholders' equity	288,974	39,593

Total liabilities and stockholders' equity	$ 1,350,907	$ 182,260

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

For the

	three months ended		six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue:
Consulting income	$ -	$ 90,000	$ -	$ 90,000
Total revenue	-	90,000	-	90,000

Operating expenses:
Accounting	5,910	750	7,285	1,875
Advertising	1,020	-	1,020	-
Amortization	10,310	-	20,932	-
Automobile expenses	284	5,097	747	5,424
Bank Charges	593	-	1,026	-
Commissions	10,000	78,000	10,000	78,000
Depreciation expense	28,301	3,259	52,304	6,518
Equity based compensation	885,402	-	1,933,802	-
Insurance	4,709	-	6,541	-
Interest	58,426	800	58,426	1,570
Legal fees	1,340	-	14,098	-
Meals and entertainment	-	1,478	227	1,647
Office expense	119	150	1,486	223
Officer salary	175,500	-	379,500	-
Outside services	90,469	-	123,995	-
Parking	900	-	1,545	-
Postage and delivery	5	85	40	84
Rent	43,783	-	69,803	-
Repairs and maintenance	(5,725)	-	1,722	-
Research and development	7,580	-	7,580	-
Taxes and licenses	968	-	1,151	300
Telephone	1,950	1,835	4,089	2,650
Transfer agent fees	-	100	-	100
Travel	-	14,208	1,377	17,462
Utilities	673	-	878	-
Total operating expenses	1,322,517	105,762	2,699,574	115,853

Loss before income taxes	(1,322,517)	(15,762)	(2,699,574)	(25,853)
Income tax expense			800

Net loss	$ (1,322,517)	$ (15,762)	$ (2,700,374)	$ (25,853)

(Loss) per share:
Basic and diluted	$ (0.04)	$ (0.01)	$ (0.09)	$ (0.01)

Weighted average number of
common shares outstanding:
Basic and diluted	30,553,406	3,500,000	31,130,836	4,550,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

June 30, 2009 and June 30, 2008

(UNAUDITED)

	For the six months ended	For the six months ended
	June 30, 2009	June 30, 2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (2,700,374)	$ (25,853)

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation	1,933,802	-
Depreciation and amortization	53,013	6,518
Changes in operating assets and liabilities:
Accounts receivable		39,611
Prepaid expense	(10,319)	-
Accounts payable and accrued expense	750,371	58,710

Cash (used) provided by operating activities	26,493	78,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(650,931)	-
Disposition of property and equipment	75,000
Purchase of intangible property	(4,976)	-
Security deposits	(25,962)	-

Cash (used) by investing activities	(606,869)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(137,098)	(4,590)
Short term borrowings	305,993
Issuance of common stock	413,203	-

Cash provided (used) by financing activities	582,098	(4,590)

Net increase in cash and cash equivalents	1,722	74,396

Cash and cash equivalents, beginning of period	204	4,965

Cash and cash equivalents, end of period	1,926	79,361

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest expense	58,426	1,570
Acquisition of intangible assets	497,500
Consulting fee in exchange for stock	700,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2009

(UNAUDITED)

1.

General background and business environment

The Company was incorporated May 11, 2004 in the State of Florida.  The Company provides consulting services to the transportation industry.

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six-month period ended June 30, 2009; (b) the financial position at June 30, 2009 and (c) cash flows for the six month period ended June 30, 2009, have been made.

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

The financial statements and notes are presented as permitted by Form 10-Q.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America may have been omitted.  The accompanying  financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2009

(UNAUDITED)

2.

Summary of significant accounting policies (continued)

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets.

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

The Company recognizes revenue upon delivery of product to third-party distributors and customers and does not make bill-and-hold sales.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2009

(UNAUDITED)

2.

Summary of significant accounting policies (continued)

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No, 121, to be applied to all long-lived assets including discontinued operations, SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable.  We believe the estimate of our valuation of Long-Lived Assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the calculation it could have a material impact on our results of operations.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting.  Deferred taxes represent the future tax return consequences of those differences, which will be taxable either when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.  Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax asset and liability accounts.

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

Per Share Computations

Basic net earnings per share is computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period.

3.

Accrued expenses

Accrued expenses at June 30, 2009 and December 31, 2008 were $755,940 and $5,569, respectively and included operating expenses.

4.

Property and equipment

Property and equipment at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Automobiles	$ 0	$ 75,298
Computers	1,986
Furniture and fixtures	1,550
Office equipment	1,000
Shop equipment	1,075
Production prototypes	750,868
	756,479	75,298
Less accumulated depreciation	(52,304)	(20,223)
	$ 704,175	$ 55,075

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the six months ended June 30, 2009 and the year ended December 31, 2008 was $52,304 and $13,408, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2009

(UNAUDITED)

5.

Intangibles

Intangible assets at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Technology based assets	$ 600,000	$ 102,250
Organizational costs	27,957	23,231
	627,957	125,481
Less accumulated amortization	(20,932)	(0)
	$ 607,025	$ 125,481

Amortization expense for the six months ended June 30, 2009 and the year ended December 31, 2008 was $20,932 and $0, respectively.

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

On January 12, 2009, the Company entered into an investor-relations consulting agreement with Redwood Consultants, LLC, a business consulting agreement with Jens Dalsgaard, and a financial advisory services agreement with Constellation Capital, LLC.  The Company issued 1,100,000, 150,000, and 150,000 shares, respectively of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

On June 12, 2009, the Company obtained short term financing from C& M Capital, Inc.  The Company issued 100,000 warrants with term of 3 years exercisable at $.75.

On June 15, 2009, the Company concluded a private placement offering: 980,000 share units were offered with 821,000 share units subscribed and approved by the Company.  Each share unit consists of one common share and two common share purchase warrants.  The first warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $.75 per share.  The second warrant is exercisable into one common share for a period of 60 months from the closing of this offering at price of $1.25 per share.  The units will not entitle the purchaser to either anti-dilution or pre-emptive rights.  There are 821,000 warrants outstanding at $.75 and 821,000 warrants outstanding at $1.25.

On June 23, 2009, the Company obtained short term financing with M.M.E.D., LLC.  The Company issued 50,000 shares of restricted common stock subject to the restrictions of SEC Rule 144.  The shares vested immediately and were recorded at the fair value on grant date.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2009

(UNAUDITED)

7.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility expiring November 30, 2009 and January 31, 2012.  Monthly rent is $ 4,754 and $9,154 respectively.  The Company has no known lawsuits or any pending litigation.

The Company entered into four short-term notes payable.  On April 1, 2009 Lawrence Weisdorn, Chief Operating and Financial Officer, lent the Company $50,000.  The original maturity date of June 30, 2009 has been extended to September 30.  2009.

On May 7, 2009 Donald Hejmanowski, Vice President of Corporate Communications, lent the Company $50,000.  The original maturity date of July 31, 2009 has been extended to October 31, 2009.

On June 12, 2009, C & M Capital, Inc. lent the Company $100,000 due September 12, 2009.  Because the company is based in Finland and repayment is due in Euros, currency fluctuations may have an effect on the actual balance due.

On June 23, 2009 M.M.E.D., LLC lent the Company $100,000 due August 31, 2009.  Under the terms of the note, 50,000 shares of the Company’s stock were transferred to the note holder.  Interest payments of $5,500 and $5,500 are due July 1, 2009 and August 31, 2009 respectively.  The Company has granted a continuing security interest in a Hydrogen Fuel Cell as collateral for this loan.

8.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  On May 1, 2009 management authorized a plan to raise equity through a private placement offering of $2,500,000 to raise working capital and sustain operations.  The offering includes 5,000,000 shares of common stock at $.50 per share, 5,000,000 Class A Common Stock Purchase Warrants with an exercise price of $.75 and 5-year expiration and 5,000,000 Class B Common Stock Warrants with an exercise price of $1.25 and 5-year expiration.  As of June 30, 2009, the Company has an accumulated deficit of $2,690,068.

These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.

Subsequent events

On July 12, 2009, the Company obtained short-term financing from Greenstreet Financial, LP.  The principal amount of $250,000 plus accrued interest of 10% is due at maturity on October 6, 2009.

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

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have not solicited investment from any investment banks, private equity firms or venture capital firms as of June 30, 2009.  We conducted a private placement under Regulation 506 during the first quarter of 2009 and raised a total of $410,500.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of June 30, 2009.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
June 30, 2009	-	$ 2,700,374	$ (2,700,374)
December 31, 2008	$ 90,000	$ 114,430	$ (24,263)
December 31, 2007	$ 142,224	$ 105,726	$ 36,503

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $1,926.

Since May of 2004 the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believed it could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

Our internal liquidity was provided by our operations. Since our change in our business model we have incurred additional liabilities that make our company illiquid at this time.  To have the capital necessary to operate, management filed a Form D with the S.E.C. to raise $980,000 through a private placement under Regulation 506.  A total of $410,500 was raised in this offering.  This infusion of capital allowed the company to acquire and test the test vehicles, pay its legal and accounting expenses, as well as fund the daily operational expenses.   Specifically, both the first and second stage performance testing of the prototype zero emission plug-in electric/hydrogen fuel cell Tyrano ™ truck was successfully completed at the Los Angeles Freightliner facilities in Whittier, California during the month of April.

Table 3.0  Disclosure of Contractual Obligations

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$300,000	$300,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations		$78,694	$228,850	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$598,390	$378,694	$228,850	-	-

Quick Link to Table of Contents

Results of Operations for the six months ended June 30, 2009 and 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 4.0 Comparison of our Statement of Operations

	For the six months ended
	June 30, 2009	June 30, 2008
	Unaudited	Unaudited	Change	%Change
Revenue:
Consulting income	$ -	$ 90,000	(90,000)	-100%
Total revenue	-	90,000	(90,000)	-100%

Operating expenses:
Accounting	7,285	1,875	5,410	289%
Advertising	1,020	-	1,020	100%
Amortization	20,932	-	20,932	100%
Automobile expenses	747	5,424	(4,677)	-86%
Bank Charges	1,026	-	1,026	100%
Commissions	10,000	78,000	(68,000)	-87%
Depreciation expense	52,304	6,518	45,786	702%
Equity based compensation	2,091,502	-	2,091,502	100%
Insurance	6,541	-	6,541	100%
Interest	58,426	1,570	56,856	3621%
Legal fees	14,098	-	14,098	100%
Meals and entertainment	227	1,647	(1,420)	-86%
Office expense	1,486	223	1,263	567%
Officer salaries	379,500	-	379,500	100%
Outside services	123,995	-	123,995	100%
Parking	1,545	-	1,545	100%
Postage and delivery	40	84	(44)	-53%
Rent	69,803	-	69,803	100%
Repairs and maintenance	1,722	-	1,722	100%
Research and development	7,580	-	7,580	100%
Taxes and licenses	1,151	300	851	284%
Telephone	4,089	2,650	1,439	54%
Transfer agent fees	-	100	(100)	-100%
Travel	1,377	17,462	(16,085)	-92%
Utilities	878	-	878	100%
Total operating expenses	2,699,574	115,853	2,583,721	2230%

Loss before income taxes	(2,699,574)	(25,853)	(2,673,721)	10342%
Income tax expense	800		800	100%

Net loss	$ (2,700,374)	$ (25,853)	(2,674,521)	10345%

(Loss) per share:
Basic and diluted	$ (0.09)	$ (0.01)	(0)	1427%

Weighted average number of common
shares outstanding:
Basic and diluted	31,130,836	4,550,000	26,580,836	584%

Quick Link to Table of Contents

Revenues. There were no revenues for the six months ended June 30, 2009 compared to $90,000 for the six months ended June 30, 2008.  Management directly attributes this to the fact that the Company’s focus has been on product development.

With the acquisition of the new technology under the licensing agreement, we believe that capital will be available through private investors and we can take advantage of the new Clean Truck Programs at the Ports of Long Beach and Los Angeles, California to generate revenue.

Operating Expenses. Expenses increased by $2,583,721 to $2,699,574 for the six months ended June 30, 2009 from $115,853 for the six months ended June 30, 2008.  A large portion of this increase is attributed the equity based compensation to our investor relations firm and consultant.   The “Outside services” expense of $123,995 was for the independent contractors/mechanics working on the Tyrano™ truck conversion.

With the change in our business model, our travel expenses were reduced since our corporate offices are now located in the area of our two target markets; however, we now have a significant Rent expense, which was $69,803 for the period ended June 30, 2009.

Income (Loss) from Operations. For the six month periods ended June 30, 2009 and June 30, 2008, we incurred net losses of $2,700,374 and $25,853, respectively.  This significant loss from operations is primarily attributable to our equity based compensation expense of 1,933,802 and our lack of any revenues.

Net Loss. As a result of the factors described above, net loss increased from $25,853for the six months ended June 30, 2008 to a net loss of $2,700,374 for the six months ended June 30, 2009.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

For the transactions below, no sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

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

(c) On December 15, 2008, the Board of Directors authorized the sale of up to 980,000 units (at $1.00 per unit) with each unit comprised of one common share and one-half of a transferable common share purchase warrant (a "Warrant") with a minimum purchase of $25,000.00 (25,000 units) (the “Offering”). Each whole Warrant was exercisable into one common share for a period of 36 months from closing of this offering at a price of $1.50 per share. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares were sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  The terms of the Offering were amended on May 5, 2009 from $1.00 per unit to $.50 per unit, with each unit comprised of one common share and two transferable common share purchase warrants.  The first Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $0.75 per share. The second Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $1.25 per share.  The Company sold 821,000 of the authorized 980,000 units and then closed the offering on June 15, 2009.  These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of

Quick Link to Table of Contents

1933. Each purchaser received an Offering Memorandum and the purchasers executed subscription agreements.  The offering was limited to accredited investors. The sale transactions occurred between January 26, 2009 and June 9, 2009.

Name of Stockholder	Shares Sold	Consideration	Dates of Payment	Broker Commission
DeCines Revocable Living Trust	50,000	$ 25,000.00	Jan. 26	$ 3,250.00
The McKay Trust dated 12-3-1998	50,000	$ 25,000.00	Jan. 27	$ 3,250.00
Kenneth W. Miller	50,000	$ 25,000.00	Jan. 28	$ 3,250.00
Thomas James Linovitz	60,000	$ 30,000.00	Jan, 29	$ 3,900.00
F. Scott Jackson	50,000	$ 25,000.00	Feb. 4	$ 3,250.00
Ryan Pollard	50,000	$ 25,000.00	Feb. 3	$ 3,250.00
Rick Greenberg	10,000	$ 5,000.00	Feb. 5
Gianna Schuermann	100,000	$ 50,000.00	Feb. 6
James G. Davis SEP IRA	61,000	$ 30,500.00	Feb. 6	$ 3,965.00
Bill & Cheryl Fitch	24,000	$ 12,000.00	Feb. 12
Keith Claridge	10,000	$ 5,000.00	Feb. 20
Rick Greenberg	5,000	$ 2,500.00	Feb. 25
Donn L. Melby	5,000	$ 2,500.00	March 2
Cowan Family Trust	40,000	$ 20,000.00	March 5
Larry Norman	30,000	$ 15,000.00	March 5
Sandy Harris	30,000	$ 15,000.00	March 5
Rather Family Trust	2,000	$ 1,000.00	March 9
Pellerin Family Trust	20,000	$ 10,000.00	March 9
The Williamson Family Trust	50,000	$ 25,000.00	March 9	$ 3,250.00
Janelle Schick	4,000	$ 2,000.00	March 11
Dan & Marsha Keigher	30,000	$ 15,000.00	March 11
Gregory Garbero	20,000	$ 10,000.00	March 13
Scott Mandeville & Leigh Kurtz	20,000	$ 10,000.00	March 25
Pellerin Family Trust	10,000	$ 5,000.00	May 6
Bill & Cheryl Fitch	6,000	$ 3,000.00	May 6
Peggy Altamura	10,000	$ 5,000.00	June 4
Debra Harris	4,000	$ 2,000.00	June 4
Jesse T. Molina	20,000	$ 10,000.00	June 9
Total Accredited Investors	821,000	$410,500.00		$27,365.00

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the six-month period ending June 30, 2009 that were not reported in a current report on Form 8-K.

Quick Link to Table of Contents

ITEM 5

OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the six month period ended June 30, 2009 that has not already been reported.

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

VISION INDUSTRIES CORP.

Dated: August 12, 2009	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: August 12, 2009	/s/ LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation Filed on September 20, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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