Form 10-Q
period 2009-09-30
VISION INDUSTRIES CORP
filed 2009-11-23
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2009:  32,221,500

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

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of September 30, 2009 (Unaudited) and December 31, 2008 (Audited & Restated) (Note 11)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited and Restated)

ASSETS
Current assets:
Cash and cash equivalents	$70,523	$204
Prepaid expenses	5,316	-
Total current assets	75,838	204

Property and equipment (at cost)	833,719	259,462
Less accumulated depreciaton	(100,394)	(20,223)
Property and equipment, net	733,325	239,239

Intangible assets, net	488,612	514,403

Other assets:
Note receivable	5,000	-
Security deposits	25,962	-
Total other assets	30,962	-

	$1,328,738	$753,846

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$759,841	$5,570
Current portion notes payable	609,067	259,931
Total current liabilities	1,368,908	265,501

Noncurrent liabilities:
Note payable - noncurrent portion	-	27,167
Total noncurrent liabilities	-	27,167

Stockholders' (deficit) equity:
Common stock, $.001 par value,
500,000,000 authorized, 32,221,500
issued and outstanding	32,221	29,050
Additional paid in capital	2,793,535	447,750
Deferred compensation	(506,113)	(24,732)
Retained (deficit) earnings	(2,359,813)	9,110
Total stockholders' (deficit) equity	(40,170)	461,178

Total liabilities and stockholders' equity	$1,328,738	$753,846

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue:
Consulting income	$-	$-	$-	$90,000
Total revenue	-	-	-	90,000

Operating expenses:
Accounting	3,000	750	9,785	2,625
Advertising	1,106	-	2,126	-
Amortization	8,597	-	25,791	-
Automobile expenses	1,717	938	2,464	6,362
Bank Charges	542	-	1,568	-
Commissions	12,379	-	22,379	7,000
Depreciation expense	42,078	3,297	103,848	9,815
Dues and subscriptions	-	100		100
Equity based compensation	391,104	-	1,123,839	-
Insurance	11,478	-	18,019	-
Interest	53,328	741	111,465	2,311
Legal fees	32,476	-	37,188	-
Meals and entertainment	249	1,507	476	3,154
Office expense	363	811	1,850	1,034
Officer salary	175,500	-	555,000	-
Outside services	50,786	-	174,781	-
Parking	934	-	2,479	-
Postage and delivery	26	-	65	85
Rent	42,968	-	112,772	-
Repairs and maintenance	533	-	2,255	-
Research and development	6,268	-	13,849	-
Taxes and licenses	1,641	-	2,793	300
Telephone	1,090	849	5,178	3,499
Transfer agent fees	-	100	-	200
Travel	2,180	35,106	3,558	52,568
Utilities	1,008	-	1,885	-
Wages	14,560	-	14,560	-
Total operating expenses	855,912	44,199	2,349,972	89,053

Loss before other expense	(855,912)	(44,199)	(2,349,972)	947
Income tax expense			800
Gain on sale of fixed assets	30		30
Loss on assignment of
fixed assets			18,181

Net loss	(855,882)	(44,199)	(2,368,923)	947

(Loss) per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.08)	$0.00

Weighted average number of
common shares outstanding:
Basic and diluted	31,388,835	4,550,000	31,467,909	4,550,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the nine months ended
	September 30, 2009	September 30, 2008
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,368,923)	$947

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation	751,872	0
Depreciation and amortization	105,962	9,815
Changes in operating assets and liabilities:
Accounts receivable	0	40,000
Prepaid expense	(5,316)	0
Accounts payable and accrued expense	754,271	(17,839)

Cash (used) provided by operating activities	(762,134)	32,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Assignment of fixed assets	(204)	(4,535)
Purchase of property and equipment	(672,579)	(4,535)
Sale of property and equipment	14,600	0
Note receivable	(5,000)	0
Security deposits	(25,962)	0

Cash (used) by investing activities	(689,145)	(9,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(239,402)	(6,929)
Short term borrowings	550,000	0
Issuance of common stock	1,211,000	0

Cash provided (used) by financing activities	1,521,598	(6,929)

Net increase in cash and cash equivalents	70,319	16,924

Cash and cash equivalents, beginning of period	204	4,965

Cash and cash equivalents, end of period	70,523	21,889

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest expense	53,328	2,311
Assignment of fixed assets	55,075
Sale of property & equipment	5,000
Acquisition of intellectual property	515,836
Issuance of common stock	3,171
Paid in capital	2,345,785
Deferred compensation	751,872

See accompanying notes and accountant's report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2009

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine-month period ended September 30, 2009; (b) the financial position at September 30, 2009 and (c) cash flows for the nine-month period ended September 30, 2009, have been made.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2009

(Unaudited)

2.

Summary of significant accounting policies (continued)

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

The Company recognizes revenue upon delivery of product to third-party distributors and customers and does not make bill-and-hold sales.  The Company does not offer price protection to its third-party distributors and customers are

Accounting for Long-Lived Assets

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2009

(Unaudited)

2.

Summary of significant accounting policies (continued)

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

Effects of Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods.  We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This ASU reflected the issuance of FASB Statement No. 168.  This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.  The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections.  This omnibus ASU detailed amendments to various topics for technical corrections.  The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins.  This ASU updated cross-references to Codification text.  The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99.  This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.”  The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2009

(Unaudited)

2.

Summary of significant accounting policies (continued)

Effects of Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.  This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities.  The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs.  This Accounting Standards Update corrected SEC paragraphs in response to comment letters.  The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99.  This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Accounting Standards Update represents a correction to Section 323-10-S99-4,

Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.  Section 323-10-S99-4 was originally entered into the Codification incorrectly.  The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325.  This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management.  The adoption of ASU 2009-10 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99.  This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements.  The adoption of ASU 2009-11 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).  This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

Per Share Computations

Basic net earnings per share is computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2009

(Unaudited)

3.

Accrued expenses

Accounts payable and accrued expenses at September 30, 2009 and December 31, 2008 were $759,841 and $5,570, respectively and included operating expenses.

4.

Property and equipment

Property and equipment at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Automobiles	$0	$51,392
Computers	2,826	841
Dive equipment	0	10,005
Furniture and fixtures	1,550	4,142
Leasehold improvements	0	3,440
Office equipment	1,000	6,320
Shop equipment	42,234	41,159
Production prototypes	786,109	142,164
	833,719	259,462
Less accumulated depreciation	(100,394)	(20,223)
	$733,325	$239,239

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the nine months ended September 30, 2009 and the year ended December 31, 2008 was $103,848 and $20,223, respectively.

5.

Intangibles

Intangible assets at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
Technology based assets	$515,836	$515,836
Less accumulated amortization	(25,791)	(1,433)
	$488,612	$514,403

Amortization expense for the nine months ended September 30, 2009 and the year ended December 31, 2008 was $25,791 and $1,433, respectively.

Future amortization of intangibles consists of the following for the years ending December 31:

2009	$ 8,119
2010	32,477
2011	32,477
2012	32,477
2013	32,477
thereafter	350,585
$ 488,612

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2009

(Unaudited)

6.

Stockholders’ equity

On December 31, 2008, there were 29,050,000 shares of common stock issued and outstanding, of which 27,041,500 shares were restricted.

On January 8, 2009, the Board of Directors awarded certain employees and independent contractors 455,500 shares of common stock.

On January 8, 2009 16,320,000 stock options were awarded to officers and employees.  For stock options, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, the life of the option, dividends on the stock, or the risk-free interest rate.

On January 12, 2009, the Company entered into an investor-relations consulting agreement with Redwood Consultants, LLC, business consulting agreement with Jens Dalsgaard, financial advisory services agreement with Constellation Capital, LLC and business consulting agreement with Janette Minasian Pires CPA, Inc.  The Company issued 1,100,000, 150,000, 150,000 and 55,000 shares, respectively of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

On June 12, 2009, the Company obtained short term financing from C& M Capital, Inc.  The Company issued 100,000 warrants with a term of 3 years exercisable at $.75.

On June 23, 2009, the Company obtained short term financing with M.M.E.D., LLC.  The Company issued 50,000 shares of restricted common stock subject to the restrictions of SEC Rule 144.  The shares vested immediately and were recorded at the fair value on grant date.

On July 12, 2009, the Company obtained short term financing with Greenstreet Financial, L.P.  The Company issued 250,000 warrants with a term of 3 years exercisable at $.001.

7.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility expiring November 30, 2009 and January 31, 2012.  Monthly rent is $ 4,754 and $9,154 respectively.  The Company has no know lawsuits or any pending litigation.

The Company entered into five short-term notes payable.  On April 1, 2009 Lawrence Weisdorn, Chief Operating and Financial Officer, lent the Company $50,000.  The original maturity date of June 30, 2009 has been extended to October 31.  2009.

On May 7, 2009 Donald Hejmanowski, Vice President of Corporate Communications, lent the Company $50,000.  The original maturity date of July 31, 2009 has been extended to October 31, 2009.

On June 12, 2009, C & M Capital, Inc. lent the Company $100,000 due September 12, 2009.  Because the company is based in Finland and repayment is due in Euros, currency fluctuations may have an effect on the actual balance due.  The Company has secured an extension for this loan.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2009

(Unaudited)

7.

Commitment and contingencies (continued)

On June 23, 2009 M.M.E.D., LLC lent the Company $100,000 due August 31, 2009.  Under the terms of the note, 50,000 shares of the Company’s stock were transferred to the note holder.  Interest payments of $5,500 and $5,500 are due July 1, 2009 and August 31, 2009 respectively.  The Company has granted a continuing security interest in a Hydrogen Fuel Cell as collateral for this loan.  The Company has obtained an extension for this note.  Terms are currently under negotiation.

On July 12, 2009 Greenstreet Financial, L.P. lent the Company $250,000.  Under the terms of the note, 250,000 warrants were issued to the note holder.  The principal amount of $250,000 plus accrued interest of 10% is due at maturity on October 6, 2009.

8.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  On May 1, 2009 management authorized a plan is to raise equity through a private placement offering of $2,500,000 to raise working capital and sustain operations.  The offering includes 5,000,000 shares of common stock at $.50 per share, 5,000,000 Class A Common Stock Purchase Warrants with an exercise price of $.75 and 5-year expiration and 5,000,000 Class B Common Stock Warrants with an exercise price of $1.25 and 5-year expiration.

As of September 30, 2009, the Company has an accumulated deficit of $40,170.

These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.

Related party transactions

The Company has an affiliate relationship with Ice Conversions, Inc. (ICE) with common ownership.  On December 12, 2008, the Company entered into an Agreement with ICE to acquire the rights to intellectual property and to certain assets and prototypes in exchange for common stock.

10.

Subsequent events

On December 1, 2009, the Company will move its corporate offices to Santa Monica, California.  The new lease is currently under negotiations.

11.

Restatement

The Company’s annual report on Form 10-K for the period ending December 31, 2008 has been restated to reflect (1) the reclassification from prepaid consulting services and organization costs to deferred compensation for common stock issued in exchange for services and (2) the revaluation and correction of the recording of contributed fixed assets and intellectual property for common stock.  Fixed assets of $184,164 and intellectual property of $388,922, net of related amortization, have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

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

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have not solicited investment from any investment banks, private equity firms or venture capital firms as of September 30, 2009.  We conducted a private placement under Regulation 506 during the first quarter of 2009 and raised a total of $410,500.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of September 30, 2009.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
September 30, 2009	-	$ 855,912	$ (855,882)
December 31, 2008 (restated)	$ 90,000	$ 115,863	$ (25,863)
December 31, 2007	$ 142,224	$ 105,726	$ 36,498

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $70,523.

Since May of 2004 the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believed it could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

Our internal liquidity was provided by our operations. Since our change in our business model we have incurred additional liabilities that make our company illiquid at this time.  Management filed a Form D with the S.E.C. on January 1, 2009 to raise $980,000 through a private placement under Regulation 506.  A total of $410,500 was raised in this offering.  This infusion of capital allowed the company to acquire and test the test vehicles, pay its legal and accounting expenses, as well as fund the daily operational expenses.   Specifically, both the first and second stage performance testing of the prototype zero emission plug-in electric/hydrogen fuel cell Tyrano ™ truck was successfully completed at the Los Angeles Freightliner facilities in Whittier, California during the month of April.  On August 11, 2009, the Company filed another Form D to raise an additional $2,500,000 through a private placement under Regulation 506.  The Company has raised 200,800 as of September 30, 3009.  This money is to be held in escrow until sufficient funds are received to pay-off debt obligations.

Quick Link to Table of Contents

Results of Operations for the nine months ended September 30, 2009 and 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations

	nine months ended
	September 30, 2009	September 30, 2008
	Unaudited	Unaudited	Change	%Change
Revenue:
Consulting income	$-	$90,000	$(90,000)	-100%
Total revenue	-	90,000	(90,000)	-100%

Operating expenses:
Accounting	9,785	2,625	7,160	273%
Advertising	2,126	-	2,126	100%
Amortization	25,791	-	25,791	100%
Automobile expenses	2,464	6,362	(3,898)	-61%
Bank Charges	1,568	-	1,568	100%
Commissions	22,379	7,000	15,379	220%
Depreciation expense	103,848	9,815	94,033	958%
Dues and subscriptions		100	(100)	-100%
Equity based compensation	1,123,839	-	1,123,839	100%
Insurance	18,019	-	18,019	100%
Interest	111,465	2,311	109,154	4723%
Legal fees	37,188	-	37,188	100%
Meals and entertainment	476	3,154	(2,678)	-85%
Office expense	1,850	1,034	816	79%
Officer salary	555,000	-	555,000	100%
Outside services	174,781	-	174,781	100%
Parking	2,479	-	2,479	100%
Postage and delivery	65	85	(20)	-23%
Rent	112,772	-	112,772	100%
Repairs and maintenance	2,255	-	2,255	100%
Research and development	13,849	-	13,849	100%
Taxes and licenses	2,793	300	2,493	831%
Telephone	5,178	3,499	1,679	48%
Transfer agent fees	-	200	(200)	-100%
Travel	3,558	52,568	(49,010)	-93%
Utilities	1,885	-	1,885	100%
Wages	14,560	-	14,560	100%
Total operating expenses	2,349,972	89,053	2,260,919	2539%

Loss before other expense	(2,349,972)	947	(2,350,919)	-248249%
Income tax expense	800		800	100%
Gain on sale of fixed assets	30		30	100%
Loss on assignment of			0	0%
fixed assets	18,181		18,181	100%

Net loss	$(2,368,923)	$947	$(2,369,870)	-250250%

(Loss) per share:
Basic and diluted	$(0.08)	$0.00	$(0.08)	-100%

Weighted average number of
common shares outstanding:
Basic and diluted	31,467,909	4,550,000	26,917,909	592%

Quick Link to Table of Contents

Revenues. There were no revenues for the nine months ended September 30, 2009 compared to $90,000 for the nine months ended September 30, 2008.  Management directly attributes this to the fact that the Company’s focus has been on product development.

With the acquisition of the new technology under the licensing agreement, we believe that capital will be available through private investors and we can take advantage of the new Clean Truck Programs at the Ports of Long Beach and Los Angeles, California to generate revenue.

Operating Expenses. Expenses increased by $2,260,919 to $2,349,972 for the nine months ended September 30, 2009 from $89,053 for the nine months ended September 30, 2008.  A large portion of this increase is attributed the equity based compensation to our investor relations firm and consultant.   Officer salary of $555,000 is deemed earned but not paid.  And, the “Outside services” expense of $174,781 was for the independent contractors/mechanics working on the Tyrano™ truck conversion.

With the change in our business model, our travel expenses were reduced since our corporate offices are now located in the area of our two target markets; however, we now have a significant Rent expense, which was $112,772 for the period ended September 30, 2009.

Income (Loss) from Operations. For the nine month periods ended September 30, 2009 and September 30, 2008, we incurred net losses of $2,368,923and $947, respectively.  This significant loss from operations is primarily attributable to our equity based compensation expense of 1,123,839 and our lack of any revenues.

Net Loss. As a result of the factors described above, net loss increased from $947 for the nine months ended September 30, 2008 to a net loss of $2,368,923for the nine months ended September 30, 2009.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Material Weakness

After the end of the third quarter of 2009, the Company began an ongoing focus on addressing the material weaknesses in disclosure and financial reporting controls reported in the Company’s Form 8-K filed November 13, 2009, and amended on November 17, 2009 (“Amended Form 8-K”). As reported, the Company intends to restate its audited financial statements for the fiscal year ended December 31, 2008 and its reviewed financial statements for the periods ended March 31, 2009 and June 30, 2009.  Because many of the remedial actions undertaken were very recent and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these remedial actions for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.

The Principal Executive Officer and the Principal Financial Officer anticipate that the remedial actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act), and will, over time, address the material weaknesses identified in the Company’s Amended Form 8-K.

Quick Link to Table of Contents

Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. However, information brought to our attention by Randall N. Drake, C.P.A., P.A, the Company’s Independent Registered Certified Public Accountants (“Drake”) on or about October 6, 2009, prompted the Company to review the accounting treatment applied to the issuance of certain shares of common stock (1) for organizational costs and prepaid consulting fees and (2) for a third party’s contributed assets appeared to be improper.

The Company’s review confirmed that there was a material weakness in its internal control over financial reporting related to the accounting treatment leading to understated assets in the financial statements.  In light of the material weakness, which had not been identified or remediated as of the end of the period covered by this Quarterly Report, and after the evaluation described above, our CEO and CFO concluded that our disclosure controls were not effective.  As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed.

Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the period presented.

Changes in Internal Controls over Financial Reporting

Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For the transactions listed in (a) and (b) below, no sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

  On August 7, 2006, the Board of Directors issued 25,000 shares of stock (at $0.01 per share) to then President Diane J. Harrison for paid in capital of $250.    The Company relied on the exemption from registration under Section 4(2) of the 1933 Securities Act, as amended.  After giving effect to the change in par value from $0.01 to $0.001 per share that occurred on February 28, 2007, which the Company treated as a forward stock split of 1:10, and the true forward stock split of 1:10 that occurred on March 31, 2007, Ms. Harrison received a total of 2,500,000 shares.

  On August 31, 2006 the Board of Directors authorized the sale of up to 15,000 additional shares of stock (at $0.01 per share). The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares were sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  The company sold 10,500 of the authorized 15,000 shares and then closed the sale of additional shares. The sales to the individuals listed below were for shares issued from the authorized capital stock for paid-in-capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to friends, family and personal business acquaintances of the Officers and Directors. Each individual had specific knowledge of the Company’s operation that was given to them personally by the Officers and Directors. Each individual is considered educated and informed concerning small investments, such as the $3.00 investment in our company. The sale of the shares occurred between September 1, 2006 and March 31, 2007 to the individuals below. Upon receipt of the executed subscription agreements, the sale of any additional shares was closed by the Board of Directors.  Each stock subscription agreement executed by the purchaser was formally accepted by the company on March 31, 2007 and shares were issued effective upon the acceptance by the company. After giving effect to the change in par value from $0.01 to $0.001 per share that occurred on February 28, 2007, which the Company treated as a forward stock split of 1:10, and the true forward stock split of 1:10 that occurred on March 31, 2007, a total of 1,050,000 shares were sold to sold to thirty-five (35) friends, family and personal business acquaintances of the Officers and Directors.

  On December 15, 2008, the Board of Directors authorized the sale of up to 980,000 units (at $1.00 per unit) with each unit comprised of one common share and one-half of a transferable common share purchase warrant (a "Warrant") with a minimum purchase of $25,000.00 (25,000 units) (the “Offering”). Each whole Warrant was exercisable into one common share for a period of 36 months from closing of this offering at a price of $1.50 per share. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares were sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  The terms of the Offering were amended on May 5, 2009 from $1.00 per unit to $.50 per unit, with each unit comprised of one common share and two transferable common share purchase warrants.  The first Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $0.75 per share. The second Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $1.25 per share. The Company sold 821,000 of the authorized 980,000 units for total of $410,500.00 and then closed the offering on June 15, 2009.   Broker commissions totaled $27,365.00.   The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. Each purchaser received an Offering Memorandum and the purchasers executed subscription agreements.  The offering was limited to accredited investors. The sale transactions occurred between January 26, 2009 and June 9, 2009.

  On May 4, 2009, the Board of Directors authorized the sale of up to 5,000,000 units (at $0.50 per unit) with each unit comprised of one common share and two common share purchase warrants (“Warrants”). The first Warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $0.75 per share, and the second Warrant is exercisable

Quick Link to Table of Contents

into one common share for a period of 60 months from closing of this offering at a price of $1.25 per share.  The minimum investment is $20,000 or 40,000 units. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares are being sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. The Offering began on June 29, 2009 with a scheduled termination date of September 29, 2009.  The following terms of the Offering were amended on September 28, 2009: effective both immediately and retroactively, the price per unit was changed from $0.50 per unit to $0.25 per unit and the offering was extended fifteen (15) days to October 15, 2009.  On October 14, 2009, the offering was extended again to November 30, 2009. Each purchaser received (or will receive) an Offering Memorandum and executed (or will execute) a subscription agreement.  The offering is limited to accredited investors.  Beginning July 21, 2009 through September 30, 2009, the Company has sold 803,200 of the authorized 5,000,000 units for total of $200,800 with broker commissions of $26,104.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the nine-month period ending September 30, 2009 that were not reported in a current report on Form 8-K.

ITEM 5

OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the nine month period ended September 30, 2009 that has not already been reported.

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

VISION INDUSTRIES CORP.

Dated: November 23, 2009	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: November 23, 2009	/s/ LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation Filed on September 20, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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