Form 10-K/A
period 2008-12-31
VISION INDUSTRIES CORP
filed 2009-12-04
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Quick Link to Table of Contents

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Amended 10-K”), amends our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (the “Original 10-K”).  This Amended 10-K amends the Original 10-K solely to reflect, as described below in the summary restatement, the reclassification of organizational costs and prepaid consulting as deferred compensation, recognition of costs associated with the acquisition of intangibles based on the additional costs and additional disclosure in Note L to the financial statements.  Except for the restatements to the financial statements, Note L to the financial statements, “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Controls and Procedures,” no information has changed from our filing.

SUMMARY RESTATEMENT

VISION INDUSTRIES CORP
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED DECEMBER 31, 2008

	Originally
	Reported	NOTES	Adjustment	Restated
Balance Sheet
Current assets	$ 1,704	(a)	$ (1,500)	$ 204
Property and equipment, net	55,075	(b)	184,164	239,239
Intangible assets, net	125,481	(a,b)	388,922	514,403
	$ 182,260		$ 571,586	$ 753,846

Current liabilities	$ 115,500	(b)	$ 150,000	$ 265,500
Noncurrent liability	27,167			27,167
	142,667		150,000	292,667

Common stock	29,050			29,050
Additional paid in capital	237	(b,c)	422,782	423,019
Retained earnings	10,306	(a)	(1,196)	9,110
	$ 182,260		$ 571,586	$ 753,846

Statement of Operations
Consulting income	$90,000			$90,000
Operating expenses	114,431	(b)	1,433	115,862
Other income (expense)	167	(c)	237	404
Net loss	$ (24,264)		$ (1,196)	$ (25,459)
NOTES:

(a)

Common stock issued in exchange for prepaid consulting services and organizational costs was reclassified to deferred compensation.

(b)

The contribution of fixed assets and intellectual property for common stock was undervalued and incorrectly recorded.  Fixed assets of $184,164 and intellectual property of $388,922, net of related amortization have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

(c)

A transaction to record the cancellation of common stock was corrected to reflect a gain on the cancellation of $237.

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than the amendments noted above and the filing of updated consents of our independent registered public accounting firm and certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

Table 1.0 Selected Financial Data

	Years Ended December 31,
	Restated 2008	2007
Revenue	90,000	142,224
Total Operating Expenses	115,863	105,726
Income (Loss) From Operations	(25,863)	36,498
Other Income (Expense)	404	5
Net Income (Loss)	(25,459)	36,503
Net Income (Loss) Per Share Of Common Stock	$0.00	$0.01

Total Assets	753,846	103,715
Total Liabilities	292,668	66,441
Total Stockholders' Equity	461,178	37,274
Total Liabilities and Stockholders’ Equity	753,846	103,715

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

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
December 31, 2008 Restated	$ 90,000	$ 115,863	$ (25,459)
December 31, 2007	$ 142,224	$ 105,726	$ 36,503

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

Table 3.0 Comparison of our Statement of Operations for the Years Ended December 31,

	Restated
	2008	2007	Change	%Change
Revenue:
Consulting income	90,000	142,224	(52,224)	-37%
Total revenue	90,000	142,224	(52,224)	-37%

Operating expenses:
Accounting	6,373	4,225	2,148	51%
Advertising	1,233	0	1,233	100%
Amortization	1,433	0	1,433	100%
Automobile expenses	6,274	5,827	447	8%
Business gifts	0	215	(215)	-100%
Commissions	7,000	68,524	(61,524)	-90%
Computer	1,396	1,000	396	40%
Depreciation expense	13,435	6,730	6,705	100%
Dues and subscriptions	100	280	(180)	-64%
Insurance	4,236	2,160	2,076	96%
Interest	3,017	2,197	820	37%
Legal fees	0	400	(400)	-100%
Meals and entertainment	3,619	3,623	(4)	0%
Office expense	2,087	883	1,204	136%
Postage and delivery	672	153	519	339%
Repairs and maintenance	2,700	0	2,700	100%
Supplies	0	1,065	(1,065)	-100%
Taxes and licenses	712	771	(60)	-8%
Telephone	5,391	2,517	2,874	114%
Transfer agent fees	2,508		2,508	100%
Travel	53,677	5,156	48,521	941%
Total operating expenses	115,863	105,726	10,137	10%

Income (loss) before income taxes	-25,863	36,498	(62,361)	-171%

Other Income:
Gain on sale of stock	237		237	100%
Interest income	167	5	162	3236%
Total Other Income	404	5	399	7976%

Net income (loss)	-25,459	36,503	(61,962)	-170%

Loss per share:
Basic and diluted	0.00	0.01	(0.01)	-153%

Weighted average number of common shares outstanding:
Basic and diluted	5,637,570	4,291,096	1,346,474	31%

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

Operating Expenses. Expenses increased by $ 10,137 to $115,863 for the year ended December 31, 2008 from $105,726 for the year ended December 31, 2007.  A large portion of this increase can be attributed to increased travel expense incurred while trying to expand our markets to include overseas clients.  As a percentage of revenues, our cost of revenues were 129% for the year ended December 31, 2008, an increase from 74% for the year ended December 31, 2007.

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

Income (Loss) from Operations. For the year ended December 31, 2008 and 2007, we incurred a loss of $25,863 and a profit of $36,498, respectively, a decline of $62,361. Although our commissions were greatly reduced, we had increases in all the major categories due primarily to our trying to expand our operations to include overseas clients.  This decision turned out to not be a correct strategy as the economic downturn hit Europe and Asia also thereby greatly limiting any potential expansion.

Net Income. As a result of the factors described above, net income decreased from $36,503 for the year ended December 31, 2007 to ($25,459) for the year ended in 2008.

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

Quick Link to Table of Contents

ITEM 9A—CONTROLS AND PROCEDURES

Restatement

As discussed in the Form 8-K filed November 13, 2009 and elsewhere in this Annual Report on Form 10-K, management has restated its audited financial statements for the fiscal year ended December 31, 2008.  The determination to restate this previously issued financial information was made as a result of management’s identification of improper accounting treatment applied to the issuance of certain shares of common stock (1) for organizational costs and prepaid consulting fees and (2) for a third party’s contributed assets.  The result was the reclassification of organizational costs and prepaid consulting as deferred compensation, recognition of costs associated with the acquisition of intangibles based on the additional costs and additional disclosure in Note 11 to the financial statements

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. However, information brought to our attention by Randall N. Drake, C.P.A., P.A, the Company’s Independent Registered Certified Public Accountants (“Drake”) on or about October 6, 2009, prompted the Company to review the accounting treatment applied to the issuance of certain shares of common stock (1) for organizational costs and prepaid consulting fees and (2) for a third party’s contributed assets appeared to be improper.

The Company’s review confirmed that there was a material weakness in its internal control over financial reporting related to the accounting treatment leading to understated assets in the financial statements.  In light of the material weakness and after the evaluation described above, our CEO and CFO concluded that our disclosure controls were not effective as of December 31, 2008.  As a result of this conclusion, the financial statements for this Amended Annual Report were restated with particular attention to the material weakness previously disclosed.

Accordingly, management believes that the financial statements included in this Amended Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting was not effective based on those criteria.

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

- Lynnette J. Harrison served as our Secretary and as a Director from January 2, 2007 until her resignation effective December 15, 2008.  Ms. Harrison graduated from West Virginia Northern Community College as a programmer/analyst.  Upon graduation, she began her career at Weirton Steel Corporation as a programmer analyst working on development of and enhancements to their Inventory System (a mainframe COBOL/DB2 based application) that traced steel orders.   In 1998, after four (4) years at Weirton Steel, she accepted a position at Highmark Blue Cross Blue Shield as an Application Developer. An application developer’s responsibilities include providing technical expertise and support in design and development of business applications; collecting and analyzing business and system requirements for projects and ensuring successful implementation and support of project efforts; and identifying integration issues and developing alternative solutions.   Ms. Harrison currently works in Highmark’s Medicare Advantage and Reimbursement Group where she provides development of and enhancements to (1) mainframe COBOL/DB2 based software that produces payments to eligible providers and (2) Web/JAVA application software that provides up-dating and reporting to eligible providers.

- Joseph Scutero served as our Treasurer and as a Director from January 2, 2007 until his resignation effective December 12, 2008. Mr. Scutero worked for the Boyd Gaming Group from 1978 until his retirement on October 31, 2006. During his career with Boyd

Quick Link to Table of Contents

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

-Donald Hejmanowski has served as the Secretary, Vice President of Corporate Communications and Director of Vision Industries Corp. from October 21, 2008 to the present.  Mr Hejmanowski serves as the Vice President of Finance and Director of Ice Conversions, Inc., a California corporation, from November 2005 to the present.  Ice Conversions, Inc. is in the business of developing hydrogen fuel cell conversion kits for motor vehicles.  Ice Conversions, Inc. is working closely with Vision in the development, marketing and manufacturing of motor vehicles powered by hydrogen fuel cells.   Mr. Hejmanowski has served as the Secretary, Treasurer and Director of H Y D, Inc., a Nevada corporation from 2002 to the present.  H Y D, Inc. is in the business of providing consulting services.  Mr. Hejmanowski has also served as a Director of US Farms, Inc., a Nevada corporation from 2006 to present.  US Farms, Inc. is a diversified commercial farming and nursery company.  Previously, from 2006 to 2007, Mr. Hejmanowski served as a Director of Cyclone Energy, Inc.  Mr. Hejmanowski also served as a Director of LitFunding Corp. from 2005 to 2006.  LitFunding Corp. provides funding for litigation primarily for plaintiffs’ attorneys.  From 2002 to 2005, Mr. Hejmanowski served as a consultant to American Water Star, Inc. a water bottling and distribution company.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

3.4

Articles of Amendment to Articles of Incorporation

Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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

VISION INDUSTRIES CORP.

Dated: December 4, 2009	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: December 4, 2009	/s/LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

Dated: December 4, 2009	/s/DONALD HEJMANOWSKI
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

The financial statements of Vision Industries, Corp. as of December 31, 2008 and for the year then ended have been restated for the correction of a misstatement during the period. Note L describes the company’s disclosure and correction of the misstatement.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

November 23, 2009

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

BALANCE SHEET

		December 31, 2008	December 31, 2007
		(Audited and Restated)	(Audited)
	ASSETS
Current assets:
Cash and cash equivalents		$204	$4,965
Accounts receivable		-	40,000
Total current assets		204	44,965

Property and equipment (at cost)		259,462	65,539
Less accumulated depreciation		(20,223)	(6,789)
Property and equipment, net		239,239	58,750

Intangible assets, net		514,403	-

Total assets		$753,846	$103,715

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expense		$5,570	$20,040
Current portion notes payable		259,931	9,226
Total current liabilities		265,501	29,266

Noncurrent liabilities:
Noncurrent portion notes payable		27,167	37,175
Total noncurrent liabilities		27,167	37,175

Total liabilities		292,668	66,441

Stockholders' equity:
Common stock, $.001 par value,
500,000,000 authorized, 29,505,000
issued and outstanding		29,050	4,550
Additional paid in capital		447,750	(1,845)
Deferred compensation		(24,732)
Retained (deficit) earnings		9,110	34,569
Total stockholders' equity		461,178	37,274

Total liabilities and stockholders' equity		$$753,846	$103,715

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF OPERATION

For the Years Ended

	December 31, 2008	December 31, 2007
	(Audited and Restated)	(Audited)

Revenue:
Consulting income	$90,000	$142,224
Total revenue	90,000	142,224

Operating expenses:
Accounting	6,373	4,225
Advertising	1,233	-
Amortization	1,433	-
Automobile expenses	6,274	5,827
Business gifts	-	215
Commissions	7,000	68,524
Computer	1,396	1,000
Depreciation expense	13,435	6,730
Dues and subscriptions	100	280
Insurance	4,236	2,160
Interest	3,017	2,197
Legal fees	-	400
Meals and entertainment	3,619	3,623
Office expense	2,087	883
Postage and delivery	672	153
Repairs and maintenance	2,700	-
Supplies	-	1,065
Taxes and licenses	712	771
Telephone	5,391	2,517
Transfer agent fees	2,508
Travel	53,677	5,156
Total operating expenses	115,863	105,726

Income (loss) before income taxes	(25,863)	36,498

Other Income:
Gain on sale of stock	237
Interest income	167	5

Net income (loss)	$(25,459)	$36,503

Loss per share:
Basic and diluted	$(0.00)	$0.01

Weighted average number of common
shares outstanding:
Basic and diluted	5,637,570	4,291,096

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008 (Audited and Restated) and December 31, 2007 (Audited)

	Common Stock
	Shares	Amount	Paid in Capital	Deferred Compen-sation		Retained Earnings	Total

Balances at January 1, 2007	3,500,000	$3,500	$(900)			$(1,934)	$666

Issuance of new shares on March 31, 2007 after receipt of 35 executed stock subscription agreements	1,050,000	1,050	(945)				105

Net Income						36,503	36,503

Balances at December 31, 2007	4,550,000	4,550	(1,845)	-		34,569	37,274

Issuance of new shares on December 15, 2008	26,981,500	26,982	447,750	(24,732)			450,000

Shares reacquired on December 17, 2008	(2,481,500)	(2,482)	1,845			237	(400)

Net income (Loss)						(25,696)	(25,696)

Balances at December 31, 2008	29,050,000	$29,050	$447,750	$(24,732)	$	$ 9,110	$461,178

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CASH FLOWS

For the Years Ended

	December 31, 2008	December 31, 2007
	(Audited and Restated)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(25,459)	$36,503

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation
Depreciation and amortization	14,867	6,730
Changes in operating assets and liabilities:
Accounts receivable	40,000	(40,000)
Investment income	(404)
Accounts payable and accruals	(14,471)	16,789

Cash (used) provided by operating activities	14,533	20,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment income	167	5
Purchase of property and equipment	(9,760)	(64,204)

Cash (used) by investing activities	(9,593)	(64,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(9,301)	46,402
Common stock acquired	(400)
Issuance of common stock		105

Cash provided (used) by financing activities	(9,701)	46,507

Net increase in cash and cash equivalents	(4,761)	2,330

Cash and cash equivalents, beginning of period	4,965	2,635

Cash and cash equivalents, end of period	$204	$4,965

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest Expense	3,017	2,197
Issuance of common stock	26,982
Paid in capital	447,750
Note payable	100,000
Acquisition of intellectual property	515,836
Deferred compensation	(24,732)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 (Audited and Restated) and December 31, 2007 (Audited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated May 11, 2004 in the State of Florida.  The Company is in the business of consulting.

On December 15, 2008, the Company changed its name from Cheetah Consulting, Inc. to Vision Industries Corp.

Up until December 15, 2008, the Company provided consulting and valuation services to small to medium sized business owners.

After December 15, 2008, the Company will provide consulting services to the transportation industry. In order to enter in to this new sphere of consulting, the Company has acquired the rights to certain intellectual property and tangible assets (see Note K).

On December 15, 2008, a change in control of the Company occurred. The change in control of the Company was pursuant to issuances of the Company stock on December 15, 2008 (see Note J).

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 (Audited and Restated) and December 31, 2007 (Audited)

(Continued)

Income Taxes

The company’s S-Corporation election was revoked effective January 1, 2008. The Company provides for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between certain assets and liabilities for financial and tax reporting. Any deferred taxes would represent the future tax return consequences of those differences, which will be taxable either when the assets and liabilities are recovered or settled. The Company has not recognized either a current income tax benefit or a current income tax expense, the realization of which could not be considered more likely than not.

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

Recently Adopted or Issued Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year.  The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007
Automobiles	$51,392	$51,392
Computers	841	0
Dive equipment	10,005	10,005
Furniture and fixtures	4,142	4,142
Leasehold improvements	3,440	0
Office equipment	6,320	0
Shop equipment	41,159	0
Production prototypes	142,163	0
	259,462	65,539
Less accumulated depreciation	(20,223)	(6,789)
	$239,239	$58,750

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the year ended December 31, 2008 and December 31, 2007 was $13,435 and $6,730, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 (Audited and Restated) and December 31, 2007 (Audited)

 (Continued)

NOTE D – INTANGIBLES

Intangible assets at December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007
Technology based assets	$515,836	$0
Less accumulated amortization	(1,433)	0
	514,403	0

Amortization expense was $1,433 and $0 for the years ended December 31, 2008 and 2007, respectively.   Future amortization of intangible assets for the years ended December 31:

2009	$ 34,389
2010	34,389
2011	34,389
2012	34,389
2013	34,389
thereafter	342,458
$ 514,403

NOTE E– NOTE PAYABLE

The Company has a note payable to Chase Auto Finance. The note is dated May 7, 2007 in the original amount of $51,291.35 and is payable in monthly installments of $1,026.72 over five (5) years with a fixed interest rate of 7.25%. The note is secured by a 2006 Mercedes C55 AMG.

Scheduled principal payments due and principal balances of the note over the next five years are as follows:

Years ending December 31,	Principal Due for the Year	Principal Balances
2008	$ 9,304	$37,098
2009	$ 9,931	$27,167
2010	$10,684	$16,483
2011	$11,492	$ 4,991
2012	$ 4,991	$ 0

NOTE F – NOTE PAYABLE

The Company has a note payable to Ice Conversions, Inc. The note is dated December 15, 2008 in the original amount of $100,000.00 and is due and payable in full on March 31, 2009. The note is secured by the Contributed Assets and bears no interest. See Note K.

NOTE G – RELATED PARTY TRANSACTIONS

The Company paid commissions to the husband of a key shareholder pursuant to at-will employment. The employee was terminated on December 31, 2008. The Company has an affiliate relationship with Ice Conversions, Inc. due to common ownership.  See Note K for further details on related party transactions between the two entities.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 (Audited and Restated) and December 31, 2007 (Audited)

 (Continued)

NOTE H– EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share of $0.00 were calculated based on a net loss numerator of $(25,459) divided by a denominator of 5,637,570 weighted-average shares of common stock outstanding at December 31, 2008. Earnings (Loss) per common share of $0.01 were calculated based on a net income numerator of $36,503 divided by a denominator of 4,291,096 weighted-average shares of common stock outstanding at December 31, 2007. See Note G and H.

NOTE I – RECAPITALIZATION

On February 28, 2007 the Company’s Board filed amended and restated articles authorizing 200,000,000 shares and changing the par value of its stock to $0.001 per share resulting in 10 shares for each share previously owned. On March 31, 2007 the Company’s board issued an additional 105,000 shares of its stock at $0.001 per share for 35 executed stock subscription agreements it received. After these stock sales, there were 455,000 shares issued and outstanding. The company on March 31, 2007 further ratified and authorized a 10:1 forward stock split that resulted in 4,550,000 issued and outstanding shares as of that date. All share amounts in the 2007 financial statements and notes reflect the retroactive effects of this 10:1 forward stock split.

NOTE J – PRIVATE EQUITY TRANSACTIONS

On December 12, 2008, the Company entered into an Agreement (the “Agreement”) with ICE Conversions, Inc. (“Ice”). Pursuant to the terms of the Agreement, Cheetah acquired the rights to certain ideas and intellectual property (the “Contributed IP”) and to certain assets and prototypes (the “Contributed Tangible Assets”). (See NOTE I). Consideration by Cheetah Consulting, Inc. was the issuance of 2,250,000 shares of its common stock to Ice. The Agreement closed subject to the provisions and conditions of the Agreement and the discretion of the parties. The transaction set forth in the Agreement closed on the 12th day of December 2008. See Note I.

The above shares issued by Cheetah Consulting, Inc. were issued on the following terms:  2,250,000 were issued upon closing on December 15, 2008 and an additional 750,000 shares shall be issued upon successful completion of 100 miles of test-driving hydrogen powered drive train trucks.  In addition to the above stock issuances, a cash payment of $100,000.00 shall be paid to Ice on or before March 31, 2009 for the Contributed Assets (see Note D).

Also on December 12, 2008, the Company’s then majority shareholder, Diane J. Harrison, agreed to cancel and return 2,481,500 of her shares to the authorized but unissued shares in return for the sum of $400.00. Accordingly, a change of control of the Company occurred.

On December 15, 2008, stock was issued to Lawrence Weisdorn, (14,731,500); Donald Hejmanowski (7,000,000); Martin Schuermann (1,500,000); and Cohee Capital Management (1,500,000) for consulting services to be rendered.  The stock was valued at the par value of the shares issued, which approximated fair market value and was recorded as deferred compensation.

On December 31, 2008, there were 29,050,000 shares of common stock outstanding.

All share amounts in the 2008 financial statements and notes reflect the retroactive effects of these stock issuances.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 (Audited and Restated) and December 31, 2007 (Audited)

 (Continued)

NOTE K – INTELLECTUAL PROPERTY AND TANGIBLE ASSETS

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

NOTE L – RESTATEMENT

FASB Statement 154 defines an error in previously issued financial statements as an error in recognition, measurement, presentation, or disclosure in financial statements resulting from mathematical mistakes, mistakes in the application of GAAP, or oversight or misuse of facts that existed at the time the financial statements were prepared.  Errors also referred to as misstatements, include those that are intentional or unintentional.

The financial statements have been restated to reflect (1) the reclassification from prepaid consulting services and organization costs to deferred compensation for common stock issued in exchange for services and (2) the revaluation and correction of the recording of contributed fixed assets and intellectual property for common stock.  Fixed assets of $184,164 and intellectual property of $388,922, net of related amortization, have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 (Audited and Restated) and December 31, 2007 (Audited)

(Continued)

NOTE L – RESTATEMENT (continued)

As a result of the restatement the following financial statement items were affected:

VISION INDUSTRIES CORP
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE YEAR ENDED DECEMBER 31, 2008

	Originally
	Reported	NOTES	Adjustment	Restated
Balance Sheet
Current assets	$ 1,704	(a)	$ (1,500)	$ 204
Property and equipment, net	55,075	(b)	184,164	239,239
Intangible assets, net	125,481	(a,b)	388,922	514,403
	$ 182,260		$ 571,586	$ 753,846

Current liabilities	$ 115,500	(b)	$ 150,000	$ 265,500
Noncurrent liability	27,167			27,167
	142,667		150,000	292,667

Common stock	29,050			29,050
Additional paid in capital	237	(b,c)	422,782	423,019
Retained earnings	10,306	(a)	(1,196)	9,110
	$ 182,260		$ 571,586	$ 753,846

Statement of Operations
Consulting income	$90,000			$90,000
Operating expenses	114,431	(b)	1,433	115,862
Other income (expense)	167	(c)	237	404
Net loss	$ (24,264)		$ (1,196)	$ (25,459)
NOTES:

(a)

Common stock issued in exchange for prepaid consulting services and organizational costs was reclassified to deferred compensation.

(b)

The contribution of fixed assets and intellectual property for common stock was undervalued and incorrectly recorded.  Fixed assets of $184,164 and intellectual property of $388,922, net of related amortization have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

(c)

A transaction to record the cancellation of common stock was corrected to reflect a gain on the cancellation of $237.

The effect of the change on retained earnings and additional paid in capital for the period are $(1,196) and $422,782 respectively and the cumulative change on retained earnings and additional paid in capital are $(24,253) and $445,905 for the two year period.

The effect of the change on net loss is $(1,196).  There was no change to earnings per share basic and diluted.

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

3.4

Articles of Amendment to Articles of Incorporation

Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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

Filed on December 29, 2008, as Exhibit 10 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

10.4

Vision Industries Corp. 2009 Non-Qualified Stock Option Plan

Filed on February 11, 2009, as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

10.5

Investor Relations Consulting Agreement (Redwood Consultants, LLC)

Filed on February 11, 2009, as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

14	Code of Ethics Filed on September 20, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

EXHIBIT INDEX - 1

Quick Link to Table of Contents

Exhibit No.	Description
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

EXHIBIT INDEX - 2