Form 10-Q/A
period 2009-03-31
VISION INDUSTRIES CORP
filed 2009-12-08
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2009:  31,676,500

Quick Link to Table of Contents

EXPLANATORY NOTE

This amendment number 1 to the Company’s quarterly report on Form 10-Q for the period ending March 31, 2009 is being filed to reflect, as described below in the summary restatement, the reclassification of organizational costs to  deferred compensation, recognition of costs associated with the acquisition of intangibles based on the additional costs and additional disclosure in Note 11 to the financial statements, revision of the assignment of fixed assets transaction and the revaluation of certain compensation agreements.  Except for the restatements to the financial statement, Note 11 to the financial statements, “Management’s Discussion and Analysis or Plan of Operation,” and “Controls and Procedures,” no information has changed from our filing.

SUMMARY RESTATEMENT

VISION INDUSTRIES CORP
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE 3 MONTHS ENDED MARCH 31, 2009

	Originally
	Reported		Adjustment	Restated
Balance Sheet
Current assets	$ 11,877		$ 0	$ 11,877
Property and equipment, net	457,292	(b,c)	87,179	544,471
Intangible assets, net	626,721	(a,b)	(120,915)	505,806
Other assets	25,962		0	25,962
	$ 1,121,852		$ (33,736)	$ 1,088,116

Current liabilities	$ 461,510	(b)	$ 153,545	$ 615,055
Noncurrent liability	0		0	0
	461,510		150,000	615,055

Common stock	31,891	(d)	(214)	31,677
Additional paid in capital	2,485,443	(b)	(692,951)	1,792,492
Deferred compensation	(489,477)	(a,d)	(165,878)	(655,355)
Retained earnings	(1,367,515)	(a)	671,762	(695,753)
	$ 1,121,852		$ (33,736)	$ 1,088,116

Statement of Operations
Income	$ 0		0	$ 0
Operating expenses	1,377,021	(b,d)	(691,139)	685,882
Other expense	800	(c)	18,181	18,981
Net loss	$ (1,377,821)		$ (672,958)	$ (704,863)

(a)

Common stock issued in exchange for organizational costs was reclassified to deferred compensation.

(b)

The contribution of fixed assets and intellectual property for common stock was undervalued and incorrectly recorded.  Fixed assets of $87,179 and intellectual property of $120,915, net of related depreciation and amortization have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

(c)

Additional information on the assignment of fixed assets was obtained resulting in the recording a loss on the assignment of $18,181

(d)

Additional information was obtained regarding the issuance of options and warrants which necessitated the revaluation of certain compensation agreements.

This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosure in the Original 10-Q, other than the amendments noted above and the filing of updated certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of March 31, 2009 (Unaudited) and December 31, 2008 (Audited & Restated) (Note 11)

	March 31, 2009	December 31, 2008
	(Unaudited and Restated)	(Audited and Restated)

ASSETS
Current assets:
Cash and cash equivalents	$ 4,962	$ 204
Prepaid expenses	6,915
Total current assets	11,877	204

Property and equipment (at cost)	565,459	259,462
Less accumulated depreciation	(20,988)	(20,223)
Property and equipment, net	544,471	239,239

Intangible assets, net	505,806	514,403

Other assets:
Security deposits	25,962
Total other assets	25,962	-

Total Assets	$ 1,088,116	$ 753,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ 465,055	$ 5,569
Current portion notes payable	150,000	259,931
Total current liabilities	615,055	265,501

Noncurrent liabilities:
Note payable - noncurrent portion	-	27,167
Total noncurrent liabilities	-	27,167

Stockholders' equity:
Common stock, $.001 par value,
500,000,000 authorized, 31,676,500
issued and outstanding	31,677	29,050
Additional paid in capital	1,792,492	447,750
Deferred compensation	(655,355)	(24,732)
Retained (deficit) earnings	(695,753)	9,110
Total stockholders' equity	473,061	461,178

Total liabilities and stockholders' equity	$ 1,088,116	$ 753,846

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	(Unaudited and Restated)	(Unaudited)
Revenue:
Consulting income	$ -	$ -
Total revenue	-	-

Operating expenses:
Accounting	1,375	1,125
Amortization	8,597	-
Automobile expenses	463	327
Depreciation expense	20,988	3,259
Equity based compensation	362,256	-
Insurance	1,832	-
Interest	-	770
Legal fees	12,758	-
Meals and entertainment	227	168
Office expense	1,800	73
Officer salary	204,000	-
Outside services	33,526	-
Parking	645	-
Postage and delivery	35	-
Rent	26,021	-
Repairs and maintenance	7,447	-
Taxes and licenses	183	300
Telephone	2,147	815
Travel	1,377	3,254
Utilities	205	-
Total operating expenses	685,882	10,091

Loss before nonoperating items	(685,882)	(10,091)
Income tax expense	800
Loss on assignment of fixed assets	18,181

Net loss	$ (704,863)	$ (10,091)

Loss per share:
Basic and diluted	$ (0.02)	$ (0.00)

Weighted average number of common
shares outstanding:
Basic and diluted	30,925,517	4,550,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	(Unaudited and Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (704,863)	$ (10,091)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	9,362	3,259
Changes in operating assets and liabilities:
Accounts receivable		40,000
Equity based compensation	362,256
Prepaid expense	(6,915)	-
Accounts payable and accruals	459,485	(19,291)

Cash provided by operating activities	119,325	13,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible property	(204)	-
Purchase of property and equipment	(326,219)	-
Security deposits	(25,962)	-

Cash (used) by investing activities	(352,385)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(137,098)	(2,310)
Issuance of common stock	374,916	-

Cash provided (used) by financing activities	237,818	(2,310)

Net increase in cash and cash equivalents	4,758	11,567

Cash and cash equivalents, beginning of period	204	4,965

Cash and cash equivalents, end of period	4,962	16,532

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest Expense		770
Issuance of common stock	2,626
Paid in capital	1,344,742
Consulting fee in exchange for stock	724,372
Assignment of fixed assets	55,075

 See accompanying notes and accountant's report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED and RESTATED)

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

(UNAUDITED and RESTATED)

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

(UNAUDITED and RESTATED)

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED and RESTATED)

2.

Summary of significant accounting policies (continued)

Effects of Recent Accounting Pronouncements

There are no recently issued accounting standards that will have an impact on the financial statements that have not been adopted.

3.

Accrued expenses

Accrued expenses March 31, 2009 and at December 31, 2008 were $465,055 and $5,570, respectively and included operating expenses.

4.

Property and equipment

Property and equipment at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Automobiles	$ 0	$ 51,391
Computers	2,826	841
Dive equipment	0	10,005
Furniture and fixtures	1,550	4,142
Leasehold improvements	0	3,440
Office equipment	1,000	6,320
Shop equipment	42,234	41,159
Production prototypes	517,849	142,164
	565,459	259,462
Less accumulated depreciation	(20,988)	(20,223)
	$ 544,471	$ 239,239

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the three months ended March 31, 2009 and the year ended December 31, 2008 was $20,988 and $13,435, respectively.

5.

Intangibles

Intangible assets at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
Technology based assets	$ 515,836	$ 515,836
Less accumulated amortization	(10,030)	(1,433)
	$ 505,806	$ 514,403

Amortization expense for the three months ended March 31, 2009 and the year ended December 31, 2008 was $8,597 and $1,433, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED and RESTATED)

5.

Intangibles (continued)

Future amortization of intangible assets for at March 31:

2009	$ 25,792
2010	34,389
2011	34,389
2012	34,389
2013	34,389
thereafter	342,458
$ 505,806

6.

Stockholders’ equity

On December 31, 2008, there were 29,050,000 shares of common stock issued and outstanding, 27,041,500 of which were restricted.

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

On January 12, 2009 the Company entered into an investor-relations consulting agreement with Redwood Consultants, LLC, a business consulting agreement with Jens Dalsgaard and a financial advisory services agreement with Constellation Capital, LLC.  The Company issued 1,100,000, 150,000, and 150,000 shares, respectively, of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

7.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility expiring November 30, 2009 and January 31, 2012.  Monthly rent is $ 4,754 and $9,154 respectively.  The Company has no known lawsuits or any pending litigation.

8.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  Management’s plan is to raise equity through private placements to raise working capital and sustain operations.  As of March 31, 2009, the Company has an accumulated deficit of $695,753.

These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2009

(UNAUDITED and RESTATED)

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

The Company’s quarterly report, Form 10-Q for the three months ended March 31, 2009 has been restated to reflect the flow-through changes from the annual restatement mentioned above.  Also, additional information on the assignment of fixed assets, the issuance of options and warrants was obtained which necessitated recording a loss on the assignment transaction and the revaluation of certain compensation agreements.

	As originally filed	As restated	Net effect
Net (loss) from continuing operations	($ 1,377,021)	($ 685,882)	$ 691,139
Other expense	(800)	(18,981)	(18,181)
Net loss	($ 1,377,821)	($ 704,863)	$ 672,958

Loss per share	($ .05)	($ .02)	$ .03

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
March 31, 2009	-	$ 685,882	$ (704,863)
December 31, 2008	$ 90,000	$ 115,863	$ (25,863)
December 31, 2007	$ 142,224	$ 105,726	$ 36,498

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

Table 2.0 Comparison of our Statement of Operations

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	(Unaudited & Restated)	Unaudited	Change	%Change
Revenue:
Consulting income	$ -	$ -	$ -	0%
Total revenue	-	-	$ -	0%

Operating expenses:
Accounting	1,375	1,125	250	22%
Amortization	8,597	-	8,597	100%
Automobile expenses	463	327	136	42%
Depreciation expense	20,988	3,259	17,729	544%
Equity based compensation	362,256	-	362,256	100%
Insurance	1,832	-	1,832	100%
Interest	-	770	(770)	-100%
Legal fees	12,758	-	12,758	100%
Meals and entertainment	227	168	59	35%
Office expense	1,800	73	1,727	2366%
Officer Salary	204,000	-	204,000	100%
Outside services	33,526	-	33,526	100%
Parking	645	-	645	100%
Postage and delivery	35	-	35	100%
Rent	26,021	-	26,021	100%
Repairs and maintenance	7,447	-	7,447	100%
Taxes and licenses	183	300	(117)	-39%
Telephone	2,147	815	1,332	163%
Travel	1,377	3,254	(1,877)	-58%
Utilities	205	-	205	100%
Total operating expenses	685,882	10,091	675,791	6697%

Loss before nonoperating items	(685,882)	(10,091)	(675,791)	6697%
Income tax expense	800		800	100%
Loss assignment of fixed assets	18,181		18,181	100%

Net operating loss	$ (704,863)	$ (10,091)	$ (694,772)	6885%

Loss per share:
Basic and diluted	$ (0.02)	$ (0.00)	$ (0.02)	-100%

Weighted average number of common
shares outstanding:
Basic and diluted	30,925,517	4,550,000	26,375,517	580%

Revenues. There were no revenues for neither the three months ended March 31, 2009 nor the three months ended March 31, 2008.  Management directly attributes this to the fact that the Company’s focus has been on product development.

Quick Link to Table of Contents

With the acquisition of the new technology under the licensing agreement we believe that capital will be available through private investors and we can take advantage of the new rules at the Ports of Long Beach and Los Angeles, California to generate revenue.

Operating Expenses. Expenses increased by $675,791 to $685,882 for the three months ended March 31, 2009 from $10,091 for the three months ended March 31, 2008.  A large portion of this increase is attributed the equity based compensation to our investor relations firm and consultant and accrued officers’ salaries.   The “Outside services” expense of $33,526 was for the independent contractors/mechanics working on the Tyrano truck conversion.

With the change in our business model, our travel expenses were reduced since our corporate offices are now located in the area of our two target markets, however, we now have a significant Rent expense, which was $26,020 for the period ended March 31, 2009.

Income (Loss) from Operations. For the three month periods ended March 31, 2009 and March 31, 2008, we incurred net losses of $685,882 and $10,091, respectively.  This significant loss from operations is primarily attributable to our equity based compensation expense of 362,256, our officer compensation of $ 204,000, and our lack of any revenues.

Net Loss. As a result of the factors described above, net loss increased from $10,091 for the three months ended March 31, 2008 to a net loss of $704,863 for the three months ended March 31, 2009.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Material Weakness

After the end of the third quarter of 2009, the Company began an ongoing focus on addressing the material weaknesses in disclosure and financial reporting controls reported in the Company’s Form 8-K filed November 13, 2009, and amended on November 17, 2009 (“Amended Form 8-K”). As reported, the Company intended to restate its audited financial statements for the fiscal year ended December 31, 2008 and its reviewed financial statements for the periods ended March 31, 2009 and June 30, 2009.  Because many of the remedial actions undertaken were very recent and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these remedial actions for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.

Quick Link to Table of Contents

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

Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. However, information brought to our attention by Randall N. Drake, C.P.A., P.A, the Company’s Independent Registered Certified Public Accountants (“Drake”) on or about October 6, 2009, prompted the Company to review the accounting treatment applied to the issuance of certain shares of common stock (1) for organizational costs and prepaid consulting fees and (2) for a third party’s contributed assets appeared to be improper.

The Company’s review confirmed that there was a material weakness in its internal control over financial reporting related to the accounting treatment leading to understated assets in the financial statements.  In light of the material weakness, which had not been identified or remediated as of the end of the period covered by this Quarterly Report, and after the evaluation described above, our CEO and CFO concluded that our disclosure controls were not effective.  As a result of this conclusion, the financial statements for the period covered by this report were restated with particular attention to the material weakness previously disclosed.

Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the period presented.

Changes in Internal Controls over Financial Reporting

Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on December 4, 2009 as Exhibit 23 to the registrant’s Amended Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

Quick Link to Table of Contents

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

VISION INDUSTRIES CORP.

Dated: December 8, 2009	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: December 8, 2009	/s/LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation Filed on September 20, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on December 4, 2009 as Exhibit 23 to the registrant’s Amended Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.

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