Form 10-Q/A
period 2009-06-30
VISION INDUSTRIES CORP
filed 2009-12-08
CIK 1405424

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

Quick Link to Table of Contents

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the six months ended June 30, 2009 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for six months ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009 (the “Original 10-Q”).  This Amended 10-Q amends the Original 10-Q solely to reflect, as described below in the summary restatement, the reclassification of organizational costs to deferred compensation, recognition of costs associated with the acquisition of intangibles based on the additional costs and additional disclosure in Note 11 to the financial statements, revision of the assignment of fixed assets transaction and the revaluation of certain compensation agreements.  Except for the restatements to the financial statement , Note 11 to the financial statements, “Management’s Discussion and Analysis or Plan of Operation,” and “Controls and Procedures,” no information has changed from our filing.

SUMMARY RESTATEMENT

VISION INDUSTRIES CORP
FINANCIAL STATEMENT ITEMS AS ORIGINALLY REPORTED AND RESTATED
FOR THE 6 MONTHS ENDED JUNE 30, 2009

	Originally
	Reported		Adjustment	Restated
Balance Sheet
Current assets	$ 13,745		$ 0	$ 13,745
Property and equipment, net	704,175	(b,c)	74,698	778,873
Intangible assets, net	607,025	(a,b)	(109,816)	497,209
Other assets	25,962		0	25,962
	$ 1,350,907		$ (35,118)	$ 1,315,789

Current liabilities	$ 1,061,933	(b)	$ 149,502	$ 1,211,435
Noncurrent liability	0		0	0
	461,510		149,502	1,211,435

Common stock	31,777		0	31,777
Additional paid in capital	3,513,193	(b)	(1,359,388)	2,153,805
Deferred compensation	(565,928)	(a,c,d)	(11,369)	(577,297)
Retained earnings	(2,690,068)	(a)	1,186,137	(1,503,931)
	$ 1,350,907		$ (35,118)	$ 1,315,789

Statement of Operations
Income	$ 0		0	$ 0
Operating expenses	2,699,574	(b,d)	(1,205,514)	1,494,060
Other expense	800	(c)	18,181	18,981
Net loss	$ (2,700,374)		$ (1,187,333)	$ (1,513,041)

(a)

Common stock issued in exchange for organizational costs was reclassified to deferred compensation.

(b)

The contribution of fixed assets and intellectual property for common stock was undervalued and incorrectly recorded.  Fixed assets of $74,698 and intellectual property of $(109,816), net of related depreciation and amortization have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

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

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of June 30, 2009 (Unaudited and Restated) and December 31, 2008 (Audited and Restated)

	June 30, 2009	December 31, 2008
	(Unaudited and Restated)	(Audited and Restated)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,926	$ 204
Prepaid expenses	11,819
Total current assets	13,745	204

Property and equipment (at cost)	840,643	259,462
Less accumulated depreciation	(61,770)	(20,223)
Property and equipment, net	778,873	239,239

Intangible assets, net	497,209	514,403

Other assets:
Security deposits	25,962
Total other assets	25,962	-

Total Assets	$ 1,315,789	$ 753,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ 755,442	$ 5,570
Current portion notes payable	455,993	259,931
Total current liabilities	1,211,435	265,501

Noncurrent liabilities:
Note payable - noncurrent portion	-	27,167
Total noncurrent liabilities	-	27,167

Stockholders' equity:
Common stock, $.001 par value, 500,000,000
authorized,31,776,500 issued and outstanding	31,777	29,050
Additional paid in capital	2,153,805	447,750
Deferred compensation	(577,297)	(24,732)
Retained (deficit) earnings	(1,503,931)	9,110
Total stockholders' equity	104,354	461,178

Total liabilities and stockholders' equity	$ 1,315,789	$ 753,846

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited and Restated)	(Unaudited)	(Unaudited and Restated)	(Unaudited)
Revenue:
Consulting income	$ -	$ 90,000	$ -	$ 90,000
Total revenue	-	90,000	-	90,000

Operating expenses:
Accounting	5,410	750	6,785	1,875
Advertising	1,020	-	1,020	-
Amortization	8,597	-	17,194	-
Automobile expenses	284	5,097	747	5,424
Bank Charges	593	-	1,026	-
Commissions	10,000	78,000	10,000	78,000
Depreciation expense	40,782	3,259	61,770	6,518
Equity based compensation	370,479	-	732,735	-
Insurance	4,709	-	6,541	-
Interest	58,426	800	58,426	1,570
Legal fees	(8,046)	-	4,712	-
Meals and entertainment	-	1,478	227	1,647
Office expense	119	150	1,486	223
Officer salary	175,500	-	379,500	-
Outside services	90,469	-	123,995	-
Parking	900	-	1,545	-
Postage and delivery	5	85	40	84
Rent	43,783	-	69,803	-
Repairs and maintenance	(5,725)	-	1,722	-
Research and development	7,580	-	7,580	-
Taxes and licenses	968	-	1,151	300
Telephone	1,941	1,835	4,089	2,650
Transfer agent fees	-	100	-	100
Travel	-	14,208	1,377	17,462
Utilities	673	-	878	-
Total operating expenses	808,178	105,762	1,494,060	115,853

Loss before nonoperating items	(808,178)	(15,762)	(1,494,060)	(25,853)
Income tax expense			800
Loss on assignment of fixed assets			18,181

Net loss	$ (808,178)	$ (15,762)	$ (1,513,041)	$ (25,853)

(Loss) per share:
Basic and diluted	$ (0.03)	$ (0.01)	$ (0.05)	$ (0.01)

Weighted average number of common shares outstanding:
Basic and diluted	30,794,453	3,500,000	31,195,003	4,550,000

See accompanying notes and accountant's report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the six months ended	For the six months ended
	June 30, 2009	June 30, 2008
	(Unaudited and Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (1,513,041)	$ (25,853)

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation	1,732,735	-
Depreciation and amortization	58,741	6,518
Changes in operating assets and liabilities:
Accounts receivable	-	39,611
Prepaid expense	(11,819)	-
Accounts payable and accrued expense	749,872	58,710

Cash (used) provided by operating activities	16,488	78,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(698,630)	-
Assignment of property and equipment	75,298
Security deposits	(25,962)	-

Cash (used) by investing activities	(649,294)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(287,098)	(4,590)
Short term borrowings	455,994
Issuance of common stock	465,632	-

Cash provided (used) by financing activities	634,528	(4,590)

Net increase in cash and cash equivalents	1,722	74,396

Cash and cash equivalents, beginning of period	204	4,965

Cash and cash equivalents, end of period	1,926	79,361

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest expense	58,137	1,570
Issuance of common stock	821,000
Paid in capital	885,055
Consulting fee in exchange for stock	724,372
Assignment of fixed assets	55,075

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

(UNAUDITED and RESTATED)

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

3.

Accrued expenses

Accrued expenses at June 30, 2009 and December 31, 2008 were $755,940 and $5,570, respectively and included operating expenses.

4.

Property and equipment

Property and equipment at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Automobiles	$ 0	$ 51,391
Computers	2,826	841
Dive Equipment	0	10,005
Furniture and fixtures	1,550	4,142
Leasehold improvements	0	3,440
Office equipment	1,000	6,320
Shop equipment	42,234	41,159
Production prototypes	793,033	142,164
	840,643	259,462
Less accumulated depreciation	(61,770)	(20,223)
	$ 778,873	$ 239,239

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the six months ended June 30, 2009 and the year ended December 31, 2008 was $61,770 and $13,435, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2009

(UNAUDITED and RESTATED)

5.

Intangibles

Intangible assets at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
Technology based assets	$ 515,836	$ 515,836
Less accumulated amortization	(18,627)	(1,433)
	$ 497,209	$ 514,403

Amortization expense for the six months ended June 30, 2009 and the year ended December 31, 2008 was $17,194 and $1,433, respectively. Future amortization of intangible assets at June 30:

2009	$ 17,194
2010	34,389
2011	34,389
2012	34,389
2013	34,389
thereafter	342,458
$ 497,208

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

On January 12, 2009, the Company entered into an investor-relations consulting agreement with Redwood Consultants, LLC, a business consulting agreement with Jens Dalsgaard and a financial advisory services agreement with Constellation Capital, LLC.  The Company issued 1,100,000, 150,000 and 150,000 shares, respectively, of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

On June 12, 2009, the Company obtained short term financing from C& M Capital, Inc.  The Company issued 100,000 warrants with term of 3 years exercisable at $.75.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2009

(UNAUDITED and RESTATED)

6.

Stockholders’ equity (continued)

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

8.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  On May 1, 2009 management authorized a plan to raise equity through a private placement offering of $2,500,000 to raise working capital and sustain operations.  The offering includes 5,000,000 shares of common stock at $.50 per share, 5,000,000 Class A Common Stock Purchase Warrants with an exercise price of $.75 and 5-year expiration and 5,000,000 Class B Common Stock Warrants with an exercise price of $1.25 and 5-year expiration.  As of June 30, 2009, the Company has an accumulated deficit of $1,503,931.

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

The Company’s quarterly report, Form 10-Q for the six months ended June 30, 2009 has been restated to reflect the flow-through changes from the annual restatement mentioned above.  Also, additional information on the assignment of fixed assets, the issuance of options and warrants was obtained which necessitated recording a loss on the assignment transaction and the revaluation of certain compensation agreements.

	As originally filed	As restated	Net effect
Net (loss) from continuing operations	($ 2,699,574)	($ 1,494,060)	$ 1,205,514
Other expense	(800)	(18,981)	(18,181)
Net loss	($ 2,700,374)	($ 1,513,041)	$ 1,187,333

Loss per share	($ .09)	($ .05)	$ .04

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
June 30, 2009	-	$ 1,494,060	$ (1,513,041)
December 31, 2008	$ 90,000	$ 115,863	$ (25,863)
December 31, 2007	$ 142,224	$ 105,726	$ 36,503

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

Table 3.0 Comparison of our Statement of Operations

	For the six months ended
	June 30, 2009	June 30, 2008
	(Unaudited and Restated)	(Unaudited)	Change	%Change
Revenue:
Consulting income	$ -	$ 90,000	(90,000)	-100%
Total revenue	-	90,000	(90,000)	-100%

Operating expenses:
Accounting	6,785	1,875	4,910	262%
Advertising	1,020	-	1,020	100%
Amortization	17,194	-	17,194	100%
Automobile expenses	747	5,424	(4,677)	-86%
Bank Charges	1,026	-	1,026	100%
Commissions	10,000	78,000	(68,000)	-87%
Depreciation expense	61,770	6,518	55,252	848%
Equity based compensation	732,735	-	732,735	100%
Insurance	6,541	-	6,541	100%
Interest	58,137	1,570	56,567	3603%
Legal fees	4,712	-	4,712	100%
Meals and entertainment	227	1,647	(1,420)	-86%
Office expense	1,486	223	1,263	567%
Officer salaries	379,500	-	379,500	100%
Outside services	123,995	-	123,995	100%
Parking	1,545	-	1,545	100%
Postage and delivery	40	84	(44)	-53%
Rent	69,803	-	69,803	100%
Repairs and maintenance	1,722	-	1,722	100%
Research and development	7,580	-	7,580	100%
Taxes and licenses	1,151	300	851	284%
Telephone	4,089	2,650	1,439	54%
Transfer agent fees	-	100	(100)	-100%
Travel	1,377	17,462	(16,085)	-92%
Utilities	878	-	878	100%
Total operating expenses	1,494,060	115,853	1,378,207	1190%

Loss before non-operating items	(1,494,060)	(25,853)	(1,468,207)	5679%
Income tax expense	800		800	100%
Loss on assignment of fixed assets	18,181		18,181	100%

Net loss	$ (1,513,041)	$ (25,853)	(1,487,188)	5752%

(Loss) per share:
Basic and diluted	$ (0.05)	$ (0.01)	(0)	754%

Weighted average number of common
shares outstanding:
Basic and diluted	31,195,003	4,550,000	26645,003	586%

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

Operating Expenses. Expenses increased by $1,378,207 to $1,494,060 for the six months ended June 30, 2009 from $115,853 for the six months ended June 30, 2008.  A large portion of this increase is attributed the equity based compensation to our investor relations firm and consultant and accrued officers’ salaries .   The “Outside services” expense of $123,995 was for the independent contractors/mechanics working on the Tyrano™ truck conversion.

With the change in our business model, our travel expenses were reduced since our corporate offices are now located in the area of our two target markets; however, we now have a significant Rent expense, which was $69,803 for the period ended June 30, 2009.

Income (Loss) from Operations. For the six month periods ended June 30, 2009 and June 30, 2008, we incurred net losses of $1,513,041 and $25,853, respectively.  This significant loss from operations is primarily attributable to our equity based compensation expense of $732,735 and our lack of any revenues.

Net Loss. As a result of the factors described above, net loss increased from $25,853for the six months ended June 30, 2008 to a net loss of $1,513,041 for the six months ended June 30, 2009.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on December 4, 2009 as Exhibit 23 to the registrant’s Amended Annual Report on Form 10-K/A (File No. 333-146209) and incorporated herein by reference.

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

VISION INDUSTRIES CORP.

Dated: December 8, 2009	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: December 8, 2009	/s/ LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation Filed on September 20, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on December 4, 2009 as Exhibit 23 to the registrant’s Amended Annual Report on Form 10-K/A (File No. 333-146209) and incorporated herein by reference.

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