Form 10-K/A
period 2008-12-31
VISION INDUSTRIES CORP
filed 2010-01-15
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Quick Link to Table of Contents

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

VISION INDUSTRIES CORP.

Dated: January 15, 2010	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: January 15, 2010	/s/LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

Dated: January 15, 2010	/s/DONALD HEJMANOWSKI
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