Form 10-K
period 2009-12-31
VISION INDUSTRIES CORP
filed 2010-03-29
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2601 Ocean Park Blvd., Suite 110 Santa Monica, California 90405
(Address of Principal Executive Offices)

(310) 450-0299
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

Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCBB on December 31, 2009 was $0.28.

The number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	37,298,571

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Vision was incorporated in Florida on May 11, 2004, as Cheetah Consulting, Inc. and on December 16, 2008 changed its name to Vision Industries Corp. The Company has its corporate office at 2601 Ocean Park Blvd., Suite 110, Santa Monica, CA 90405.  Our telephone number is (310) 450-0299; the Company’s virtual address is www.VisionMotorCorp.com.

Beginning in August 2006 we began providing consulting services to owners of private companies requiring guidance and assistance in analyzing and determining exit strategies for their businesses. The primary emphasis was on companies where ownership has been in control a minimum of three (3) years.

At the beginning of the 4th quarter of 2008 management believed that the economic downturn was having an impact on our ability to market our services.  Management determined that it needed to seek to acquire other businesses or technology that would allow the company to move forward and create shareholder value. On December 9, 2008, the Company agreed to enter into a licensing agreement with a hydrogen technology company.  The license involved a specific hydrogen technology for the trucking industry and was limited to the State of California.  This license was acquired for 3,000,000 million shares of restricted common stock to be issued as follows:  2,250,000 shares at the time of transfer of the license to Vision and 750,000 shares upon accumulation of 100 miles of successful test driving the prototype trucks with the hydrogen-powered drive train.  In addition, restricted stock was issued to Martin Schuermann (1,500,000 shares), Lawrence Weisdorn (14,731,500 shares), Donald Hejmanowski (7,000,000 shares), and Cohee Capital Management (1,500,000 shares) for consulting services to be rendered. After this issuance of restricted shares of stock, there were 29,050,000 shares issued and outstanding.

In December 2008, in the best interests of moving the company forward in the new direction, the Board of Directors of the Company resigned after appointing Martin Schuermann to serve as Director and Chief Executive Officer of the Company; Lawrence Weisdorn, to serve as Secretary, Treasurer, Chief Operating Officer, and Chairman of the Board of Directors; and Donald Hejmanowski to serve as Director and Vice President of Corporate Communications.

Background

ICE Conversions, Inc., developed, engineered and built a working prototype of a hydrogen/electric hybrid Hummer H2 that ICE named the “high performance hydrogen drive system.”  Utilizing their proprietary hydrogen drive system as the base platform they went on to develop and begin building the Tyrano Freightliner and the Cheetah (collectively the “Vehicles”).  Vision entered into a licensing agreement with ICE on December 9, 2008 (“ICE Agreement”).  The ICE Agreement allows Vision to:

a)

Develop, manufacture and build high performance cars and/or heavy duty class 7 or 8 trucks powered by ICE’s proprietary high performance hydrogen drive system (“Assembling Business”);

b)

Market and sell the products produced by the Assembling Business ("Marketing Business”); and

c)

Own and operate hydrogen fueling stations in and around the Port of Long Beach, CA, for the class 7 or 8 trucks (“Hydrogen Stations”).

Management’s vision for the ICE Agreement was to provide a pollution free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the City of Long Beach, California.

Description of the Business: Tyrano Freightliner and Cheetah Marketing

We are a company focused on marketing these zero-emission Vehicles to a variety of alternative energy and green-minded individuals, OEM dealer networks, as well as for sale to end-user consumers. We are uniquely positioned to leverage our knowledge and experience about alternative fuels, electronic controls, hydrogen and hybrid hydrogen/electric drive systems, and hydrogen handling and refueling. We intend to become part of the truly pollution free or reduced pollution solution and alternative energy conversion systems solution for today’s drivers.

At the present time, third party components exist for the various products that Vision intends to install in the Vehicles and we do not believe the Vehicles require substantial design modifications or further engineering to bring the Vehicles to market. We have not made public announcements regarding the availability of our new products. We believe acquisition of supplies, costs of assembly and other costs related to the production of the Vehicles will require the investment of a material amount of our current and future assets.

Quick Link to Table of Contents

We believe that a substantial commercial market will begin to develop for these products over the next two (2) to seven (7) years. However, we also believe that these Vehicles will reach significant production volumes only if fuel cell and hydrogen-based vehicles and hydrogen fueling products enter the marketplace in sufficient quantities to create a demand for a broad network of hydrogen fueling stations owned and operated by Vision or others.

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

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our electric/hydrogen hybrid vehicles to meet market opportunities. We are focusing our alt-fuel enabling technology marketing efforts on North America!particularly Southern California. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

Depending on the popularity of our product, which is somewhat dependent on market forces, that is, the cost of gasoline, diesel and the public acceptance of alternate fuels, it may be necessary for Vision to carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure ourselves of a continuous allotment of goods from suppliers. Vision intends to employ policies, wherever possible, giving us the right to return excess or obsolete supplies to our suppliers. We do not intend to provide extended payment terms or credit to our customers; we will rely on normal credit arrangements including the acceptance by us of checks, credit and debit cards, and cash for payment from our customers.

We have had no revenues from any source, including sales of any of our products, since the date of the inception of our business.

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

The U.S. Department of Energy published the National Hydrogen Energy Roadmap that provides a plan for the coordinated, long-term, public and private efforts required for hydrogen energy development. As of December 1, 2008, there were approximately 168 hydrogen-refueling stations operating worldwide and 63 planned openings. Current updated statistics regarding the number of hydrogen refueling stations can be found at http://www.fuelcells.org/info/charts/h2fuelingstations.pdf.  Some of these are open for retail service, such as the station opened by Shell Hydrogen in Washington D.C. The trend is toward compressed hydrogen. In California alone, where Governor Arnold Schwarzenegger is actively promoting a “Hydrogen Highway Network,” there are 40 operational hydrogen stations with plans for 25 more in 2010. In addition to signing an executive order that calls for a hydrogen refueling infrastructure throughout California, the Governor continues to support hydrogen technologies and claims that hydrogen is one of the “environmental technologies [that] will allow us to conserve energy, cut pollution and protect our natural resources.” Other states that have recently established statewide initiatives to encourage the implementation of hydrogen and fuel cells include Colorado, Florida, Illinois, Michigan, New Mexico, New York and Ohio.

The number of fuel cell and hydrogen demonstration programs is increasing worldwide, other examples which include the California Fuel Cell Partnership, California Stationary Fuel Cell Collaborative, Compressed Hydrogen Infrastructure Program, Clean Energy Partnership in Berlin, Controlled Hydrogen Fleet & Infrastructure Demonstration and Validation Project, Fuel Cell Bus Club, Japan

Quick Link to Table of Contents

Hydrogen & Fuel Cell Demonstration Project, Hydrogen Highway Network in California, BC Hydrogen Highway in British Columbia, AQMD Test Fleet, Hi Way Initiative, Ruhr-Alps-Milan Hydrogen Supply Chain Integrated Project, Hydrogen Corridor in Canada, Norwegian HyNor Project, Illinois Hydrogen Highway, The Northern H in the Upper Midwest, and Singapore’s Initiative in Energy Technology.

Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial, and military vehicles. In the automotive market, each of DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation has unveiled fuel cell vehicles with mass production of fuel cell vehicles anticipated by General Motors and Daimler to begin by 2012 to 2015, and by Toyota to begin by 2015. Allied Business Intelligence (“ABI”), a technology research and consultancy firm that publishes intelligence on the automotive industry and energy markets, projects that mass production of fuel cell vehicles will begin in 2010 and that the industry will produce approximately 500,000 fuel cell vehicles per year by 2015.

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

2. Tyrano

We will manufacture, market and distribute an electric/hydrogen hybrid powered class 8 truck assembled on behalf of Vision by L. A. Freightliner.  These trucks are designed to replace short haul class 8 (80,000 lb GVW) diesel trucks that operate in and around the Ports of Long Beach and Los Angeles.  The trucks will be powered by a proprietary 402 HP, 3,200 FT/LB of torque, zero emission hydrogen/electric drive system.

We classify our business operations into two reportable segments: Cheetah and Tyrano which represents complementary businesses that will be managed jointly.  The manufacture and assembly will be outsourced with our main function to remain as an engineering company.

(2) Distribution Methods of the Services

The primary delivery of our services will be through our location in El Segundo, California. Our President Martin Schuermann will have the primary responsibility of targeting and developing specific segments in the transportation industry to obtain clients. As a result of the Governor of California signing the “Hydrogen Highway” bill interest in our specific products is high.  We are receiving unsolicited inquiries regarding the Tyrano vehicle.

We will rely on OEM partners to manufacture and assemble the Tyrano for distribution.  We will derive revenue from the sale of our vehicles to ultimate consumers and users, or to businesses. We will rely on our sales force, strategic partners and third party vendors to sell our Vehicles, develop new customers and consummate joint application development programs with leading OEMs in our target markets.

(3) Status of Any Publicly Announced New Product or Service

We have not developed any new or unique products or services that would make us stand above our competition. Instead, we have chosen to obtain the rights to the proprietary hydrogen drive system as the base platform for our vehicles. Vision plans to continue to develop our alt-fuel technologies for sale to end-user consumers to assist in expediting the commercialization of fuel cell, hybrid, alternative fuel and specialized vehicle applications. Most of the major automotive OEMs have unveiled fuel cell vehicles in response to the mass production of fuel cell vehicles anticipated by General Motors to begin before 2015, by Daimler to begin in 2012 to 2015, and by Toyota to begin by 2015. We expect owners of “traditional fuel” vehicles to show an increasing interest in products such as our Vehicles in order to benefit from the economies of alternate fuel. We plan to focus our initial marketing efforts primarily in Southern California.

(4) Our Competition

We believe that substantial commercial markets will begin to develop for these products over the next two (2) to seven (7) years. However, we also believe that these Vehicles will reach significant production volumes only if fuel cell and hydrogen-based vehicles and hydrogen fueling products enter the marketplace in sufficient quantities to create a demand for a broad network of hydrogen fueling stations owned and operated by others.

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

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our electric/hydrogen hybrid vehicles to meet market opportunities. Initially, we are focusing our alt-fuel enabling technology marketing efforts on North America!particularly

Quick Link to Table of Contents

Southern California. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

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

A critical element for hydrogen-based vehicles and OEM alternative fuel vehicles is fuel storage. We will use and integrate third party supplier fuel storage systems, primarily high-pressure gaseous storage cylinders for hydrogen. Manufacturers of the systems include Quantum, Dynetek Industries Ltd., Lincoln Composites and Structural Composites Inc. Liquid hydrogen, metal hydrides and on-board liquid fuel reformation may also provide alternatives to high-pressure storage. Companies pursuing these competing technologies include Linde AG and Energy Conversion Devices.

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

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  The parts required are typically found stocked in automotive retail outlets.  Substantially all components for the vehicle specialty equipment products and conversion kit business will be purchased from outside suppliers as “off-the-shelf” parts, including the electronic computer interface parts. Assemblage of the Vehicles will be subject to our supervision and control. Because the hardware of our products is not and will be not be designed and/or engineered by us, but is and will be “off-the-shelf,” we do not expect any problems with respect to availability of parts. However, from time to time we may experience delays in delivery of certain components or materials from suppliers. Our fuel system assembly activities are expected to include system assembly and system installation. We have located partners for the assemblage of the majority of our components and intend to outsource the assembly of our vehicles. Our vendor and service provider supply base will be highly diversified, with none of our suppliers expected to represent more than 20% of our raw material purchases. All components will be installed on vehicles at designated installation facilities or at approved locations by certified and/or trained personnel.

(6) Dependence on Limited Customers

We will derive revenue from the sale of our vehicles to ultimate consumers and users, or to businesses. We will rely on our sales force, strategic partners and third party vendors to sell our Vehicles, develop new customers and consummate joint application

Quick Link to Table of Contents

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

We believe that establishing and maintaining strong strategic relationships with valued customers and OEMs, and establishing market-share and brand-name recognition, are the most significant factors protecting us from new competitors. Should we enter into any strategic alliances with one or more of the major automotive companies, we expect that each party would retain the ownership of its existing technology and jointly own technology that is jointly created under any alliance. It is unclear whether jointly owned patents will be received or applied for under any alliance. Under an alliance, each party is usually expected to grant the other certain exclusive and/or nonexclusive licenses with respect to certain intellectual property developed by such party prior to and during the term of an alliance and also with respect to the jointly owned intellectual property. During the term of an alliance, we would also expect to be subject to certain transfer restrictions with respect to the pledge, hypothecation, encumbrance, and sale or licensing of certain intellectual property. Further, we expect to be obligated to share with any joint venture partner a portion of any revenues generated from the sale of products for applications.

At the present time we own domain names, trademarks, licenses and  the usual business license. At the present time we do not own any patents, franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

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

Quick Link to Table of Contents

dangerous. None of the parts currently expected to be used in our vehicles have been subject to recall, but there is no guarantee that parts will not be subject to recall in the future.

(9) Government Regulation

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

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of our products will be affected by these standards. Our suppliers engage various testing companies, which also perform testing for NHTSA, to test certain of the components we will use in our conversion kits. NHTSA can require automotive manufacturers to recall products that are defective and/or are perceived to be dangerous. None of the parts currently expected to be used in our conversion kits have been subject to recall, but there is no guarantee that parts will not be subject to recall in the future.

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

 (10) Research and Development During The Last Two Fiscal Years

We spent $233,313 on research and development (“R&D”) during the fiscal year ended December 31, 2009.  The money used to fund this R&D was derived from private investment in and private loans to the Company.  No R&D was conducted in 2008.

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

Quick Link to Table of Contents

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

(12) Our Employees

As of December 31, 2009, we had six (6) full-time employees and two (2) part-time employees on our payroll. In addition to our employee personnel, we plan on utilizing six (6) independent contractors in our business. During peak production periods, we may increase our work force. None of our employees is represented by a collective bargaining agreement; we consider our relations with our employees to be good.

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

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") and  Section 27A of the 1933 Act, and Section 21E of the 1934 Act. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We have little in the way of current sales and we may not be able to develop sales. Or, conversely, we may enter into contracts with one or more re-sale market businesses that result in our being dependant on sales to, and contracts with, one or only a few parties for a substantial portion of our revenue.

To compete effectively for business, we must satisfy pricing, service, technology, and increasingly stringent quality and reliability requirements of consumers. Further, consumers in general put significant pressure on product sellers to reduce costs on an annual basis. While we intend to focus our efforts on retaining and winning business from a broad spectrum of consumer and re-sale purchasers, we cannot assure you that we will succeed in doing so. We intend to aggressively pursue relationships with after-market vehicle product suppliers in the domestic market, but we cannot assure you that we will succeed in getting such business. If we are unsuccessful in maintaining or expanding our revenue base, our business, financial condition and results of operations could be materially adversely affected.

An investment in the Company’s Units involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect the Company’s business, operating results and financial condition. In such an event, the trading price for our common shares could decline substantially, and an investor could lose all or part of his or her investment. The risks

Quick Link to Table of Contents

described below are not the only ones we face. Additional risks and uncertainties, including those that we do not know about now or that we currently deem immaterial, may also adversely affect our business.

Risk Factors Related To Our Financial Condition

We have a limited operating history, with no track record to determine if our planned business will be financially viable or successful. Our future mix of revenues may not reflect our current business strategy, and it may be difficult to assess our business and future prospects. We have only recently commenced operations of our conversion kit business, which will not be fully exploitable until the kits pass all applicable federal and state inspection requirements. Our projected revenues from our business may fall short of our targeted goals and our profit margins may likewise not be achieved. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be successful.

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

We expect our quarterly revenues and operating results to vary significantly in the future. These quarterly fluctuations in our operating performance will result from the length of time between our first contact with a customer and the recognition of revenue from a sale or sales to that customer. Our products are highly-engineered and components may require further development; therefore, the length of time between approaching a customer and delivering our products to that customer could span quarterly periods. In many cases a customer’s decision to buy our products and services may require the customer to change its established business and/or consumer practices and to conduct its business and/or its consumer habits in new ways.

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

Quick Link to Table of Contents

forced to develop the capability of assembling one or more of our own components for our vehicles. Because one of our intended suppliers has already gone out of business, finding alternate suppliers may be problematical.

We may need to raise additional funds sooner if our estimates of revenues, costs and capital expenditures change or are inaccurate. If we are unable to raise additional capital or are unable to do so on acceptable terms, we may not be able to respond to the actions of our competitors or we may be prevented from conducting all or a portion of our planned operations. In particular, the expansion of our business into targeted geographic locations could be delayed or aborted if we are unable to raise additional capital or if third parties upon which we will rely to supply hydrogen to fuel our vehicles do not provide retail hydrogen in the various geographic localities we deem suitable for our business. In addition, we may be forced to reduce our sales and marketing efforts or forego attractive business opportunities. If we issue additional equity securities to third parties in order to raise funds, the ownership percentage in our company of each of our existing shareholders will be reduced.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Our business will suffer if environmental policies change and no longer encourage the development and growth of clean power technologies. The interest by automobile manufacturers in alt-fuel technology has been driven in part by environmental laws and regulations in California and, to a lesser extent, in New York, Massachusetts and Maine. There is no guarantee that these laws and regulations will not change and any such changes could result in automobile manufacturers abandoning their interest in alt-fuel powered vehicles. In addition, if current laws and regulations in these states are not kept in force or if further environmental laws and regulations are not adopted in these and other jurisdictions, demand for alternative fuels for vehicles may be limited. The market for stationary and portable energy-related products is influenced by federal, state and local governmental regulations and policies concerning the electric utility industry. Changes in regulatory standards or public policy could deter further investment in the research and development of alternative energy sources, including hydrogen production products, and could result in a significant reduction in the potential market demand for our Vehicles. We cannot predict how changing government regulation and policies regarding the electric utility industry will affect the market for hydrogen powered Vehicles.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

We intend to acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders’ interests. We intend to acquire other companies (and may acquire additional technologies) in the future and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including:

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

We have no experience assembling or assembling our products on a large scale basis, and if we do not develop adequate assembling and assembly processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives. We have manufactured and assembled only a limited number of products for prototypes and initial sales, and we have no experience assembling or assembling Vehicles on a large scale. Although we will rely on third party manufactured, off-the-shelf components for our Vehicles, in order to produce certain of our Vehicles at affordable prices in the future we may have to manufacture certain, or all, of our components, in which case we would need to incur the costs associated with developing and operating a assembling facility. In such case, we may not be able to develop efficient, low-cost assembling capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market such Vehicles. Even if we are successful in developing our assembling capabilities and processes, we do not know whether we will do so in time to meet our Vehicle commercialization schedule or to satisfy the requirements of our customers and the market. Should it become necessary to develop these assembling processes and capabilities, our failure to do so in a timely manner could prevent us from achieving our growth and profitability objectives.

Quick Link to Table of Contents

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

We must work at all times to lower the cost of our hydrogen Vision kits (and installation costs) and demonstrate their reliability, or consumers will be unlikely to purchase our products and we will therefore not generate sufficient revenues to achieve and sustain profitability. The ultimate cost of hydrogen technology and hydrogen fuel-based products is not fully tested and known. The price of hydrogen generation products is dependent largely upon material and assembling costs. We cannot guarantee that we will be able to lower these costs to a level where we will be able to produce and/or sell a competitive product or that any product we produce using lower cost materials and assembling processes will not suffer from lower performance, reliability and longevity. If third party providers are unable to produce and distribute hydrogen and/or alternative fuel generation products that are competitive with other technologies in terms of price, performance, reliability and longevity, consumers will be unlikely to buy our Vehicles. Accordingly, we would not be able to generate sufficient revenues with positive gross margins to achieve and sustain profitability.

Any failures or delays in field tests of our products could negatively affect our customer relationships and increase our assembling costs. We intend to regularly field test our Vehicles and we plan to conduct additional field tests in the future. Any failures or delays in our field tests could harm our competitive position and impair our ability to sell our Vehicles. Our field tests may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly, operator error and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays will be beyond our control. In addition, field test programs, by their nature, may involve delays relating to product roll-out and modifications to product design, as well as third party involvement. Any problem or perceived problem with our field tests, whether it originates from our technology, our design, or third parties, could hurt our reputation and the reputation of our Vehicles and limit our sales. Such field test failures may negatively affect our relationships with customers, require us to extend field testing longer than anticipated before undertaking commercial sales and/or require us to develop further our technology to account for such failures prior to the field tests, thereby increasing our assembling costs.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

We depend upon intellectual property and our failure to protect that intellectual property could adversely affect our future growth and success. Our failure to protect our existing and/or future intellectual property rights may result in the loss of exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using such intellectual property.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

United States shareholders should consult their own United States tax advisors with respect to the United States tax consequences of holding our common shares and annually determine whether we are a passive foreign investment company. A limited number of shareholders collectively own a significant portion of our common shares and may act, or prevent corporate actions, to the detriment of other shareholders. A limited number of shareholders, including our founders and members of the Board of Directors and our management, currently own a significant portion of our outstanding common shares. These persons currently own over 93% of our outstanding common shares. Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of our directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our shareholders.

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

Quick Link to Table of Contents

to these requirements. Significant issuances of our common or preferred shares, or the perception that such issuances may occur, could cause the trading price of our common shares to drop.

Foreign investors may not be able to enforce foreign civil liability judgments against us or our directors, controlling persons and officers. We are organized under the laws of the state of Nevada, USA. A majority of our directors, controlling persons and officers are residents of the USA and all or a substantial portion of their assets and substantially all of our assets are located in the United States. As a result, it may be difficult for non-U.S. holders of our common shares to affect service of process on these persons outside of the United States or to realize in foreign jurisdictions judgments rendered against them, if any. In addition, a shareholder should not assume that the courts of the USA (i) would enforce judgments of foreign courts obtained in actions against us or such persons predicated upon the civil liability provisions of foreign securities laws or other laws, or (ii) would enforce, in original actions, claims against us or such persons predicated upon foreign securities laws. However, a Florida state court or US federal court would generally enforce, in an original action, civil liability predicated on foreign securities laws if the laws that govern the shareholder’s claim according to applicable foreign law are proven by expert evidence not to be contrary to public policy as the term is applied by a US federal or state court and are not foreign penal laws or laws that deal with taxation or the taking of property by a foreign government and provided that the action is in compliance with US federal or applicable state procedural laws and applicable US or applicable state legislation regarding the limitation of actions. Also, a judgment obtained in a foreign court would generally be recognized by a US federal or state court except where, for example:

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

As of Dec. 31, 2009, there were 20,470,000 outstanding options and 15,122,400 warrants to purchase our common shares.  In the future, we may issue options and warrants to purchase our common shares and if these securities are exercised, our shareholders will incur dilution which could be substantial. A significant element in our plan to attract and retain qualified personnel is the issuance to such persons of options to purchase our common shares. Accordingly, to the extent that we are required to issue significant numbers of options to our employees, and such options are exercised, a shareholder could experience significant dilution.

Risk Factors Relating to Our Business

Vision is a new company and, since the date of its inception on May 11, 2004, has lost money and losses may continue. We have incurred substantial losses since the company’s inception and anticipate continuing to incur substantial losses for the foreseeable

Quick Link to Table of Contents

future.  Vision had $66,589 in cash and cash equivalents as of December 31, 2009.  To succeed, Vision must develop new client and customer relationships and substantially increase its revenue derived from improved Vehicles and additional value-added services. Vision has expended, and to the extent it has available financing, Vision intends to continue to expend substantial resources to develop and improve its Vehicles and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, Vision may not be able to achieve or sustain profitability.

Our independent registered public accounting firm has added going concern language to its report on our financial statements, which means that Vision may not be able to continue operations without continued reliance on investment capital, which may not be readily obtainable. The report of Randall N. Drake, C.P.A., P.A., our independent registered public accounting firm, with respect to our financial statements and the related notes for the period ended December 31, 2009, indicates that at the date of their report, Vision had suffered significant losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

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

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.  It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2008, we were required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be

Quick Link to Table of Contents

prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Vision and its Management Have Limited Experience. Vision and its management have limited prior experience in operating hydrogen drive train assembly, installation, and servicing businesses. We contemplate that we will contract with experienced personnel to provide all or a portion of day-to-day operational experience. Prospective investors should be aware that Vision has entered into only a few contracts or agreements with experienced personnel, and there can be no assurance that we will be able to successfully contract with other experienced personnel.

We could fail to attract or retain key personnel. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than Vision. Vision may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. Vision’s failure to attract and retain qualified personnel could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Vision depends upon its senior management and the loss or unavailability of any one of them could put Vision at a competitive disadvantage. Vision’s success depends largely on the skills of certain key management and technical personnel, including Martin Schuermann, Vision’s President and Chief Executive Officer and Lawrence Weisdorn, Vision’s Secretary and Chief Financial Officer. Messrs. Schuermann and Weisdorn each have employment contracts with the Company which require them to provide their services to Vision as an “employee”. Moreover, the loss of the services of either Mr. Schuermann or Mr. Weisdorn could materially harm Vision’s business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues. We intend to purchase a “key man life insurance policy” (with the Company as beneficiary thereon) on the life of Mr. Schuermann to cover disruption in business should our CEO die or become incapacitated while providing management services to the Company. The insurance will be purchased once Vision has sufficient working capital on hand.

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

Quick Link to Table of Contents

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

We will incur a certain amount of product liability risk for the Vehicles we sell. Although we do not intend to manufacture the itemized components which will be assembled to produce our own Vision Vehicles, the company(ies) from which we purchase the components (and in some instances the vehicles themselves) for re-sale and installation may not be adequately insured or otherwise financially strong enough to weather lawsuits related to products liability, should the products fail to be fit for their intended use. Engine failure or breakdown that results from inherent product defects, or from improper installation, use and/or maintenance, could result in significant harm and/or death for persons operating a Vehicle. While we intend to insure against product liability, service liability, and related liabilities, we cannot predict with certitude whether or not the insurance will be adequate for claims made or resolved. To the extent we are not adequately insured, we will not initially have the financial strength to withstand multiple suits and the business may fail for being underinsured of either the company or our products suppliers, or both.

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

Even though the ‘alt-fuel’ industry has existed in the United States for over 25 years, most consumers regard the industry as young and relatively under-funded. Little money is spent on consumer education regarding alt-fuel sources and safety; consumers are generally ignorant of costs vs. benefits related to various fuel sources. Consequently, we may not be able to sustain marketplace presence long enough to experience consumer acceptance of hydrogen and or other alternate fuels as fuels to replace gasoline. Without such consumer acceptance, acceptance of our Vehicles- will not result.

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

Quick Link to Table of Contents

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

Because we face intense competition from larger and better established companies that have more resources than we do, we may be unable to develop our business plan or generate revenues. We will compete both with manufacturers of end-use vehicles in which alternate and/or hydrogen fueled systems are already in place (for example, Toyota’s Prius) as well as other OEM after-market vehicle product manufacturers who decide to enter the conversion kit market, who are well-established, have name brand recognition, already have excellent relationships with purchasers of other products, and are better financed. Some of the competitors are regional; some are national and/or international businesses. Moreover, as automotive assembling companies enter into the alternative fuel technology and product businesses, we can expect to see more competition in the Vision Vehicles market, as well from direct manufacturers of hydrogen fueled engines. There is no guarantee that we will be able to compete effectively, at competitive costs, with third parties. Many of our competitors may have longer operating histories, greater financial, technical, and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological changes, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

Risks Factors Related to an Investment in our Securities

Our Common shares are expected to be sporadically or “thinly” traded for the foreseeable future, so stockholders may be unable to sell at or near ask prices or at all if they need to sell Vision shares to raise money or otherwise desire to liquidate their shares. Vision has a very, very short existence. Our common shares are expected to be sporadically or "thinly" traded for the foreseeable future. This means that the number of persons interested in purchasing our common shares at or near asks prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give our shareholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that our stock will achieve any trading levels and if so, that such levels will be sustained. (Current trading levels of our common stock are almost non-existent.) Due to these conditions, we can give our shareholders no assurance for the foreseeable future that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a foreseeable small and thinly traded public float, limited operating history and lack of revenues or profits to date for our products, which could lead to wide fluctuations in our share price. The price at which investors have purchased our common shares may not be indicative of the price that will prevail in the trading market. An investor may be unable to sell his/her/its common shares at or above his/her/its purchase price, which may result in substantial losses to an investor. The volatility in our common share price may subject us to securities litigation. The market for our common shares is expected to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors. First, we will have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are expected to be sporadically or thinly traded. As a

Quick Link to Table of Contents

consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price.

Secondly, we will be a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, a higher number of risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Many of these factors would be beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

The sale of a large amount of common shares held by our shareholders, or the perception that such sales could occur, could substantially depress the prevailing market price for our shares. Three (3) shareholders, including the founders of Vision, hold or control over 58% of Vision’s common stock. These shareholders currently have the ability to sell their shares of common stock under Rule 144. The officers and directors of Vision own or control 22,000,000 shares of Vision’s issued and outstanding common stock, or 58.98%.

Three (3) majority shareholders (which include three (3) of the officers and directors) of Vision, currently holds or owns the right to acquire 18,500000 shares of Common Shares, by option. 8,000,000 of these options are at a price of $0.54 per share and the remaining 10,500,000 are at a price of $1.00 per share. Should any of the majority shareholders acquire the right to acquire substantial amounts of additional shares by option or warrant, the conversion or exercise of such securities might result in the substantial dilution of an investment in terms of a shareholder’s percentage ownership in the Company as well as the book value of his/her/its common shares. The sale of a large amount of shares of common stock received upon the conversion or exercise of any possible options or warrants granted to the above-referenced persons on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares. There are currently outstanding as of December 31, 2009, 10,500,000 options to purchase shares of common stock at $1.00 per share and 8,000,000 options to purchase shares of common stock at $0.54 in the hands of the majority shareholders. In the future, however, additional warrants or options could be granted, which, if granted and exercised would entitle the holders to shares of common stock, in addition to the shares they own outright. In the event of the exercise of these options or warrants, if granted, to purchase Company securities, an investor could suffer dilution of an investment in terms of percentage ownership in the company as well as the book value of common shares. In addition, the holders of the common share purchase options or warrants, if granted, may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

No foreseeable dividends. Vision has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Vision intends to retain future earnings, if any, for reinvestment in the development and marketing of our Vehicles and services. As a result, investors may have to sell their shares of Vision common stock to realize their investment.

The elimination of monetary liability against our directors under our articles of incorporation and the existence of indemnification rights to our directors, officers, and employees in our bylaws may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees. Our articles of incorporation contain provisions which eliminate the liability of our directors for monetary damages to our company and shareholders to the maximum extent permitted under Nevada corporate law. Our bylaws also require us to indemnify our directors, officers, agents and employees to the maximum extent permitted by Nevada corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to directors, officers, and controlling persons of Vision pursuant to the foregoing provisions of Nevada law, or otherwise, the SEC has nevertheless held that such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such

Quick Link to Table of Contents

liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, Vision may incur substantial litigation expense in the process of determining whether or not the party asserting indemnification is entitled to it.

If we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud. As we are a reporting company we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Our internal controls will also include those of any company or business that we may acquire in the future. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, information and other systems. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be negatively affected.

We may be unable to remedy our material weakness on internal control over financial reporting in a timely manner. While we have not yet identified any material weaknesses in our internal controls over financial reporting, we may find weaknesses related to the lack of internal resources necessary to apply the numerous complex accounting standards to non-routine transactions in a timely manner and may have difficulty in maintaining effective internal control over financial reporting. Although the Company intends to implement controls to address this type of situation, if we fail to remedy any material weakness in a timely manner, it could cause us to improperly record our financial and operating results and could result in us failing to meet our financial reporting responsibilities in future reporting periods.

Any future acquisitions or transactions may not be successful. We may consummate acquisitions in order to provide increased capabilities to our existing Vehicles, supply new vehicles and services or enhance our distribution channels. We expect to continue to consider strategic acquisitions of, and investments in, other businesses that offer complementary products, services and technologies, augment our market segment coverage, geographic locations, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. If we fail to integrate acquired businesses successfully into our existing businesses, or incur unforeseen expenses in consummating future acquisitions, we could incur unanticipated expenses and losses.

We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

•

the difficulty of assimilating the operations and personnel of acquired businesses;

•

the potential disruption of our ongoing business;

•

the distraction of management from our business;

•

the unexpected loss of customers of the acquired business;

•

the potential inability of management to maximize our financial and strategic position as a result of an acquisition;

•

the potential for costs and delays in implementing, and the potential difficulty in maintaining uniform standards, controls, procedures and policies, including the integration of different information systems;

•

the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•

the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions;

•

the risk that there could be deficiencies in the internal controls of any acquired company or investments that could result in a material weakness in our overall internal controls taken as a whole;

•

the potential loss of key employees of an acquired company; and

•

the potential dilution of earnings through acquisitions and options granted to employees of acquired companies or businesses.

Quick Link to Table of Contents

Future acquisitions could result in our incurrence of additional debt and contingent liabilities, including environmental, tax or other liabilities. These liabilities could have a material adverse effect on our business, our ability to generate cash and ability to make required payments on our debt.

Any future acquisitions could harm our operating results and share price. Any acquisitions could materially harm our operating results as a result of issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition, cash flows and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

ITEM 2—DESCRIPTION OF PROPERTY

The Company leases its corporate office at 2601 Ocean Park Blvd, Suite 110, Santa Monica, CA  90405. The Company leases its R& D facilities at130 Eucalyptus Dr., El Segundo, CA 90245. Our telephone number is (310) 450-0299; the Company’s virtual address is www.VisionMotorCorp.com.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2009 that were not reported in a current report on Form 8-K.

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “VIIC.”  The price of our stock at market closing on December 31, 2009 was $0.28 per share.

As the market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

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

During the year ended December 31, 2009, the Company issued 8,369,071 shares of common stock:  5,686,200 issued through private placement offerings to accredited investors (principal underwriter Newport Coast Securities); 455,500 issued through awards of stock to employees and independent contractors; 1,905,000 issued for consulting services; 262,371 issued in to satisfy the balance due on  a $100,000 promissory note with C&M Capital Inc. by converting  the debt instrument to equity; and 60,000 issued pursuant to terms of $100,000 promissory note with MMED, LLC.

The above private placement offerings were deemed or determined by the Company to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

We had two hundred seven (207) stockholders of record of our common stock as of December 31, 2009.  The CUSIP number for our common stock is 92835C 101.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2009 and December 31, 2008 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Table 1.0 Selected Financial Data

	Years Ended December 31,
	2009	Restated 2008
Revenue	$-	$90,000
Total Operating Expenses	3,117,560	112,846
Income (Loss) From Operations	(3,117,560)	(22,846)
Other Income (Expense)	(191,828)	(2,613)
Net Income (Loss)	$(3,309,387)	$(25,459)
Net Income (Loss) Per Share Of Common Stock	$(0.09)	$(0.00)

Total Assets	1,239,784	753,846
Total Liabilities	814,987	292,668
Total Stockholders' Equity	424,797	461,178
Total Liabilities and Stockholders’ Equity	1,239,784	753,846

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

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have not solicited investment from any investment banks, private equity firms or venture capital firms at this time.  A private placement memorandum under Regulation 506 to raise $2,500,000 of capital is currently effective.

Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

Currently, there are six (6) full-time employees and two (2) part-time employees on our payroll at Vision Industries Corp.  This includes the officers and directors who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of December 31, 2009 and 2008.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Impairment of Long-Lived Assets

The Codification of Accounting Standards No. 360 (“ASC 360”) requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is

Quick Link to Table of Contents

impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
December 31, 2009	-	$ 3,117,560	$ (3,309,387)
December 31, 2008 Restated	$ 90,000	$ 112,846	$ (25,459)

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $66,589.

Since May of 2004 the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believed it could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

Our internal liquidity was provided by our operations. Since our change in our business model we have incurred additional liabilities that make our company illiquid at this time.  If order to have the capital necessary to operate management determined that it would raise capital through a private placement under Regulation 506.  This infusion of capital will allow the company to acquire the test vehicles, pay its legal and accounting expenses as well as the daily operational expenses.

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

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

Results of Operations for the years ended December 31, 2009 and 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Years Ended December 31,

	December 31, 2009	December 31, 2008
	(Audited)	(Audited and Restated)	Change	%Change
Revenue:
Consulting income	-	90,000	(90,000)	-100%
Total revenue	-	90,000	(90,000)	-100%

Operating expenses:
Accounting	44,085	6,373	37,712	592%
Advertising	3,355	1,233	2,122	172%
Amortization	34,388	1,433	32,955	2300%
Automobile expenses	8,630	6,274	2,356	38%
Bank Charges	2,578	-	2,578	100%
Commissions	10,000	7,000	3,000	43%
Computer expense	-	1,396	(1,396)	-100%
Consultants	20,600	-	20,600	100%
Depreciation expense	123,518	13,435	110,083	819%
Dues and subscriptions	-	100	(100)	-100%
Equity based compensation	1,572,117	-	1,572,117	100%
Insurance	16,415	4,236	12,179	288%
Legal fees	51,225	-	51,225	100%
Meals and entertainment	3,068	3,619	(551)	-15%
Office expense	3,410	2,087	1,323	63%
Officer salary	726,000	-	726,000	100%
Outside services	66,471	-	66,471	100%
Parking	3,329	-	3,329	100%
Postage and delivery	619	672	(53)	-8%
Rent	153,619	-	153,619	100%
Repairs and maintenance	1,514	2,700	(1,186)	-44%
Research and development	233,313	-	233,313	100%
Taxes and licenses	20,874	712	20,162	2832%
Telephone	8,688	5,391	3,297	61%
Transfer agent fees	-	2,508	(2,508)	-100%
Travel	6,935	53,677	(46,742)	-87%
Utilities	2,810	-	2,810	100%
Total operating expenses	3,117,560	112,846	3,004,714	2663%

Loss before other income (expense).	(3,117,560)	(22,846)	(3,094,714)	13546%
Other income (expense):
Gain on sale of stock	-	237	(237)	-100%
Gain on sale of fixed assets	30		30	100%
Interest income	-	167	(167)	-100%
Income tax expense	(800)	-	(800)	-100%
Interest expense	(171,843)	(3,017)	(168,826)	5596%
Loss on assignment of fixed assets	(18,181)	-	(18,181)	-100%
Loss on foreign currency translation	(1,034)	-	(1,034)	-100%
Total other income (expense)	(191,828)	(2,613)	(189,215)	7241%

Net loss	(3,309,387)	(25,459)	(3,283,928)	12899%

Loss per share: basic and diluted	(0.09)	(0.00)	(0)	1865%

Quick Link to Table of Contents

Revenues. For the year ended December 31, 2009, revenues were $0.00, compared to $90,000 for the year ended December 31, 2008, a decrease of 100%.  Management directly attributes this decrease to the fact that the entire year was devoted to refining the new technology and marketing.  With the acquisition of the new technology, we raised capital through private investors.   We intend to take advantage of the new rules at the Ports of Long Beach and Los Angeles, California to generate revenue beginning in 2010.

Operating Expenses. Expenses increased by $ 3,004,714 to $3,117,560 for the year ended December 31, 2009 from $112,846 for the year ended December 31, 2008.  A large portion of the expenses is reflected in the equity based compensation of $1,572,117.  We believe that such equity based compensation provides incentive to employees.

As a percentage of revenues, our cost of revenues was 129% for the year ended December 31, 2008.  Because we had no revenue in 2009, a percentage of revenues is not a relevant comparison.

Our travel expenses have been reduced since our corporate offices are now located in the area of our two target markets. Legal fees, utilities, rent, parking and officer salaries have all increased due to the ramping up of the hydrogen technology business.

Income (Loss) from Operations. For the year ended December 31, 2009 and 2008, we incurred losses of $3,309,387 and $25,459, respectively, a decline of $3,283,928.

Net Income. As a result of the factors described above, net income decreased from ($25,459) for the year ended December 31, 2008 to ($3,309,387) for the year ended in 2009.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term, other than the following as reported in our financial statements:

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

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

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

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

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

Quick Link to Table of Contents

any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

On November 5, 2009, the 2009 Non-Qualified Stock Option Plan (the “Plan”) was amended pursuant to Section 7.16 AMENDMENT AND TERMINATION.   Under Section 7.16, the Board of Directors has complete power and authority to amend the Plan at any time it deems appropriate; provided however, the Board shall not, without the affirmative approval of a simple majority of the holders of Common Stock, make any amendment that requires stockholder approval under applicable law or rule.  The Board of Directors deemed an amendment increasing the number of shares of common stock available for Options under the Plan within the Boards power and thus not subject to Shareholder approval.  Accordingly, the Board approved amending the Plan to increase the number of shares available for Options under the Plan from “15,000,000 shares of Common Stock or an amount not to exceed 50% of the total amount of the class outstanding of Common Stock as of the record date” to “the lesser of 25,000,000 shares of Common Stock or an amount not to exceed 80% of the total amount of the class outstanding of Common Stock as of the record date.” The Amended 2009 Non-Qualified Stock Option Plan is filed herewith as Exhibit 10.6.

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

Table 4.0 Directors and Executive Officers

Name	Age	Position
Martin Schuermann	44	President, CEO & Director[1]
Lawrence Weisdorn	51	Secretary, CFO & Director[2]
Donald Hejmanowski	50	Vice President of Corporate Communications & Director[3]

1Mr. Schuermann was elected to the position of President and Director by the Board of Directors effective December 15, 2008.

2Mr. Weisdorn was elected to the position of Secretary, CFO, and Chairman by the Board of Directors effective December 15, 2008.

3Mr. Hejmanowski was elected to the position of Vice President and Director by the Board of Directors effective December 15, 2008.

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

- Lawrence Weisdorn has served as the Chairman, Chief Financial Officer and Director of Vision Industries Corp. from December 15, 2008 to the present.  Mr. Weisdorn served as the President, Chief Executive Officer, Chief Financial Officer and Director of Force Fuels, Inc. from October 21, 2008 to October 2009.  Mr. Weisdorn is also serving as the Chairman, President and Chief Executive Officer of Ice Conversions, Inc., a California corporation, from November 2005 to the present.  Ice Conversions, Inc. is in the business of developing hydrogen fuel cell conversion kits for motor vehicles.  Ice Conversions, Inc. is working closely with Vision Motor Corp. in the development, marketing and manufacturing of motor vehicles powered by hydrogen fuel cells pursuant to a licensing agreement between Ice Conversions, Inc. and Vision Motor Corp. dated December 12, 2008.   Previously, from 2000 to 2005, Mr. Weisdorn was the Co-founder, Chief Executive Officer and a Director of MEMS USA, Inc, a Nevada corporation.  MEMS USA, Inc. was a developer and manufacturer of advanced engineered products, systems and services for the energy sector including the development of profitable, biorenewable energy refineries.  December 2006, MEMS USA, Inc. was renamed Convergence Ethanol, Inc.

- Donald Hejmanowski has served as the Secretary, Vice President of Corporate Communications and Director of Vision Industries Corp. from December 15, 2008 to the present.  Mr. Hejmanowski has served as a Director and Corporate Secretary of Force Fuels, Inc. from November 2009 to the present. Mr. Hejmanowski served as the Vice President of Finance and Director of Ice Conversions, Inc., a California corporation, from November 2005 to March 24, 2010.  Ice Conversions, Inc. is in the business of developing hydrogen fuel cell conversion kits for motor vehicles.  Ice Conversions, Inc. is working closely with Vision in the development, marketing and manufacturing of motor vehicles powered by hydrogen fuel cells.   Mr. Hejmanowski has served as the Secretary, Treasurer and Director of H Y D, Inc., a Nevada corporation from 2002 to the present.  H Y D, Inc. is in the business of providing consulting services.  Mr. Hejmanowski has also served as a Director of US Farms, Inc., a Nevada corporation from 2006 to 2009.  US Farms, Inc. is a diversified commercial farming and nursery company.  Previously, from 2006 to 2007, Mr. Hejmanowski served as a Director of Cyclone Energy, Inc.  Mr. Hejmanowski also served as a Director of LitFunding Corp. from 2005 to 2006.  LitFunding Corp. provides funding for litigation primarily for plaintiffs’ attorneys.  From 2002 to 2005, Mr. Hejmanowski served as a consultant to American Water Star, Inc. a water bottling and distribution company.

Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Quick Link to Table of Contents

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility with the Company.  In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The compensation arrangements consist of two components.  The first component is base compensation (or “salary”) and the second component is the stock option plan.

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2009 and 2008, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2009 and 2008, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 5.0 Summary Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Martin Schuermann, President, Director	2009	319,250	0	0	353,165	0	1,500	0	673,915
	2008	0	0	0	0	0	0	0	0
Lawrence Weisdorn, COB, CFO, Secretary	2009	319,250	0	0	195,375	0	14,732	0	529,357
	2008	0	0	0	0	0	0	0	0
Donald Hejmanowski, VP Communications, Director	2009	87,500	0	0	195,375	0	7,000	0	289,875
	2008	0	0	0	0	0	0	0	0
[1]The 2009 Vision Industries Corp. Non-Qualified Stock Option Plan was adopted by the Shareholders on January 8, 2009, and Amended on November 5, 2009.

On December 15, 2008, the Company entered into executive employment agreements with Martin Schuermann, Lawrence Weisdorn and Donald Hejmanowski.

Pursuant to these Agreements, Martin Schuermann is employed as Chief Executive Officer and President of the Company, Lawrence Weisdorn is employed as Chief Operating Officer and Chief Financial Officer, and Donald Hejmanowski is employed as Vice President of Corporate Communications of the Company.  The term of the Agreements are two years unless terminated earlier by either the Company or the Employee by written notice.  Services rendered by the Employees are to be compensated in the amount of $300,000, $300,000 and $84,000 per year, for Mr. Schuermann, Mr. Weisdorn and Mr. Hejmanowski, respectively.  In addition, each Officer-Employee shall receive stock options pursuant to the company’s stock option plan.  In the event of termination, the Company shall pay the Employee a prorated monthly salary as of the final day of employment; all unvested stock options will be cancelled and revert to the Company, the Employee will have 30 calendar days from the termination date to exercise any vested but unexercised options.

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Quick Link to Table of Contents

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not bested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2009:

Table 6.0 Outstanding Equity Awards at December 31, 2009

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin Schuermann	0	4,500,000[1]	0	$1.00	1/8/2014	0	0	0	0
	0	8,000,000[2]	0	$0.54	11/5/2014	0	0	0	0
Lawrence Weisdorn	0	3,000,000[3]	0	$1.00	1/8/2014	0	0	0	0
Donald Hejmanowski	0	3,000,000[4]	0	$1.00	1/8/2014	0	0	0	0

1 On January 7, 2009, the Company awarded Mr. Schuermann 4,500,000 options which vest in three equal installments of 1,500,000 on January 8, 2010, January 8, 2011, and January 8, 2012.  The options expire on January 8, 2014.

2 On November 5, 2009, 2009, the Company awarded Mr. Schuermann an additional 8,000,000 options which vest in three installments as follows:  2,666,667 on November 5, 2010, 2,666,667 on November 5, 2011, and 2.666,666 on November 5, 2012.  The options expire on November 5, 2014.

3 On January 7, 2009, the Company awarded Mr. Weisdorn 3,000,000 options which vest in three equal installments of 1,000,000 on January 8, 2010, January 8, 2011, and January 8, 2012.  The options expire on January 8, 2014.

4 On January 7, 2009, the Company awarded Mr. Hejmanowski 3,000,000 options which vest in three equal installments of 1,000,000 on January 8, 2010, January 8, 2011, and January 8, 2012.  The options expire on January 8, 2014.

Compensation of Directors

At this time all our directors are employees and are compensated as such (see Tables 5.0 and 6.0).

Board of Directors and Committees

Currently, our Board of Directors consists of Lawrence Weisdorn, Martin Schuermann, and Donald Hejmanowski, each of whom is also an officer. We are not actively seeking additional board members. At present, the Board of Directors has not established any standing committees, other than the Compensation and Stock Option Committee and Select Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee is comprised of all the members of the Board.  Each committee member was an employee officer of the Company during the fiscal year ended December 31, 2009.  Board members participated in the consideration of the Director and Officer compensation.  At this time, the Compensation and Stock Option Committee does not have a charter.

Compensation Committee Report

The Compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management.  Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Quick Link to Table of Contents

Members of the Compensation Committee are:

•

Martin Schuermann, President, Director

•

Lawrence Weisdorn, Secretary, Treasurer, Director

•

Donald Hejmanowski, Vice President, Director

Select Committee

The Select Committee is comprised of Martin Schuermann, our President, and Lawrence Weisdorn, our Secretary and Treasurer.  At this time the Select Committee does not have a charter.

Employment Agreements

Currently, we have employment agreements with our Officers.  Copies of the agreements may be found as exhibits to the Company’s Current Report on Form 8-K, and amendments thereto, filed on December 29, 2008 and available on the SEC’s EDGAR database at www.sec.gov.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2009, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 7.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Lawrence Weisdorn 2601 Ocean Park Blvd. Santa Monica, CA 90405	16,819,000[1]	45%
Common Stock	Donald Hejmanowski 2601 Ocean Park Blvd. Santa Monica, CA 90405	8,000,000[2]	22%
Common Stock	Martin Schuermann 2601 Ocean Park Blvd. Santa Monica, CA 90405	4,500,000[3]	8%
Common Stock	All Executive Officers and Directors as a Group	29,319,000	75%

[1]Lawrence Weisdorn has direct ownership and control over 13,510,000 shares and indirect ownership and control of 2,309,000 shares held by Ice Conversions, Inc. This number also includes 1,000,000 options which will vest on January 8, 2010.

[2] This number includes 1,000,000 options which will vest on January 8, 2010.

[3] This number includes 1,500,000 options which will vest on January 8, 2010.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2009, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.  The former President and Chairman of our company, Diane J. Harrison, is the President of

Quick Link to Table of Contents

Harrison Law, P.A., the Company’s securities law firm.  Ms. Harrison is a licensed attorney in good standing in Florida and Nevada. She is a security holder of the Company holding less than 5% of the stock issued and outstanding on December 31, 2009.

Director Independence

We currently have no independent directors.  Lawrence Weisdorn, Martin Schuermann and Donald Hejmanowski are fulfilling the audit, nominating and compensation committee functions.  We intend to retain independent directors to fulfill those functions as the business plan is implemented.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Randall N. Drake, C.P.A. for fiscal 2009 and 2008:

Table 8.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2009	$ 19,000	0	$ 1,785	$ 23,300	$ 44,085
2008	$ 6,500	0	0	0	$ 6,500

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Chief Financial Officer, Lawrence Weisdorn, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Weisdorn as our company CFO, COB, and our audit committee financial expert is not detrimental to the Company. Mr. Weisdorn has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Weisdorn has gained this expertise through his formal education and experience as our CFO and COB. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of Vision Industries Corp. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2009 and December 31, 2008 (as restated)

•

Statements of Operations for the years ended December 31, 2009 and December 31, 2008 (as restated)

•

Statements of Stockholders’ Equity for the years ended December 31, 2009 and December 31, 2008 (as restated)

•

Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008 (as restated)

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

Filed on December 29, 2008, as Exhibit 10 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

10.4

Vision Industries Corp. 2009 Non-Qualified Stock Option Plan

Filed on February 11, 2009, as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

Quick Link to Table of Contents

10.5

Investor Relations Consulting Agreement (Redwood Consultants, LLC)

Filed on February 11, 2009, as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

10.6	Vision Industries Corp. Amended 2009 Non-Qualified Stock Option Plan Filed herewith
14	Code of Ethics Filed on September 20, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: March 26, 2010	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Dated: March 26, 2010	/s/LAWRENCE WEISDORN
Lawrence Weisdorn
Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

Dated: March 26, 2010	/s/DONALD HEJMANOWSKI
Donald Hejmanowski
Vice- President of Corporate Communications, Director

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Vision Industries Corp

Santa Monica, CA

We have audited the accompanying balance sheets of Vision Industries, Corp  as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 9 to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA PA

Clearwater, Florida

March 26, 2010

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

BALANCE SHEET

	December 31, 2009	December 31, 2008
	(Audited)	(Audited and Restated)
ASSETS
Current assets:
Cash and cash equivalents	$66,589	$204
Prepaid Expenses	13,141	-
Total current assets	79,730	204

Property and equipment	775,228	259,462
Less accumulated depreciation	(120,064)	(20,223)
Property and equipment, net	655,164	239,239

Intangible assets, net	480,015	514,403

Other assets:
Note receivable	5,000	-
Security deposits	19,875	-
Total other assets	24,875	-

	$1,239,784	$753,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expense	$598,987	$5,570
Current portion notes payable	216,000	259,931
Total current liabilities	814,987	265,501

Noncurrent liabilities:
Noncurrent portion notes payable	-	27,167
Total noncurrent liabilities	-	27,167

Stockholders' (deficit) equity:
Common stock, $.001 par value,
500,000,000 authorized, 37,298,571
issued and outstanding	37,299	29,050
Additional paid in capital	3,817,227	447,750
Deferred compensation	(129,452)	(24,732)
Retained (deficit) earnings	(3,300,277)	9,110
Total stockholders' (deficit) equity	424,797	461,178

Total liabilities and stockholders' equity	$1,239,784	$753,846

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF OPERATION

For the Years Ended

	December 31, 2009	December 31, 2008
	(Audited)	(Audited and Restated)

Revenue:
Consulting income	$-	$90,000
Total revenue	-	90,000

Operating expenses:
Accounting	44,085	6,373
Advertising	3,355	1,233
Amortization	34,388	1,433
Automobile expenses	8,630	6,274
Bank Charges	2,578	-
Commissions	10,000	7,000
Computer expense	-	1,396
Consultants	20,600	-
Depreciation expense	123,518	13,435
Dues and subscriptions	-	100
Equity based compensation	1,572,117	-
Insurance	16,415	4,236
Legal fees	51,225	-
Meals and entertainment	3,068	3,619
Office expense	3,410	2,087
Officer salary	726,000	-
Outside services	66,471	-
Parking	3,329	-
Postage and delivery	619	672
Rent	153,619	-
Repairs and maintenance	1,514	2,700
Research and development	233,313	-
Taxes and licenses	20,874	712
Telephone	8,688	5,391
Transfer agent fees	-	2,508
Travel	6,935	53,677
Utilities	2,810	-
Total operating expenses	3,117,560	112,846

Loss before other income (expense).	(3,117,560)	(22,846)
Other income (expense):
Gain on sale of stock	-	237
Gain on sale of fixed assets	30
Interest income	-	167
Income tax expense	(800)	-
Interest expense	(171,843)	(3,017)
Loss on assignment of fixed assets	(18,181)	-
Loss on foreign currency translation	(1,034)	-
Total other income (expense)	(191,828)	(2,613)

Net loss	$(3,309,387)	$(25,459)

Loss per share: basic and diluted	$(0.09)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	37,298,571	5,637,570

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

	Common Stock
	Shares	Amount	Paid in Capital	Deferred Compen-sation	Retained Earnings	Total

Balances at January 1, 2008	4,550,000	$4,550	$(1,845)	-	$34,569	$37,274

Issuance of new shares on December 15, 2008	26,981,500	26,982	447,750	(24,732)	-	450,000

Shares reacquired on December 17, 2008	(2,481,500)	(2,482)	1,845	-	237	(400)

Net Income (Loss)	-	-	-	-	(25,696)	(25,696)

Balances at December 31, 2008	29,050,000	29,050	447,750	(24,732)	9,110	461,178

Issuance of new shares on for cash	5,686,200	5,686	1,621,114		-	1,626,800

Issuance of new shares for non cash	2,682,871	2,683	1,748,363	(104,720)	-	1,646,326

Stock Forfeitures	(120,500)	(120)	-	-	-	(120)

Net income (Loss)		-	-	-	(3,309,387)	(3,309,387)

Balances at December 31, 2008	37,298,571	$37,299	$3,817,227	$(129,452)	$(3,300,277)	$424,796

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CASH FLOWS

For the Years Ended

	December 31, 2009	December 31, 2008
	(Audited)	(Audited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,309,387)	$(25,459)

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation	1,572,117	-
Depreciation and amortization	157,906	14,867
Loss on sale and assignment of assets	18,211	-
Changes in operating assets and liabilities:
Accounts receivable	-	40,000
Investment income		(404)
Prepaid expense	(13,141)	-
Accounts payable and accrued expense	73,575	(14,471)

Cash (used) provided by operating activities	(1,500,719)	14,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(572,254)	(9,760)
Investment income	-	167
Sale of property and equipment	14,600	-
Note receivable	(5,000)	-
Security deposits	(19,875)	-

Cash (used) by investing activities	(582,529)	(9,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(27,167)	(9,301)
Common stock acquired		(400)
Short term borrowings	550,000	-
Issuance of common stock	1,626,800	-

Cash provided (used) by financing activities	2,149,633	(9,701)

Net increase in cash and cash equivalents	66,385	(4,761)

Cash and cash equivalents, beginning of period	204	4,965

Cash and cash equivalents, end of period	$66,589	$204

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest Expense	171,843	3,017
Assignment of fixed assets	55,075
Sale of property & equipment	5,000
Acquisition of intellectual property	515,836
Issuance of common stock	8,249	26,982
Paid in capital	3,369,477	447,750
Deferred compensation	886,872	(24,732)
Note payable		100,000

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended December 31, 2009; (b) the financial position at December 31, 2009 and (c) cash flows for the year ended December 31, 2009, have been made.

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

The financial statement and notes are presented as permitted by Form 10-K.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America may have been omitted.  The accompanying financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets,

On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets, income taxes, equity-based compensation, litigation and warranties.  The Company bases its estimates on historical and anticipated results and trends and on carious other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

(Continued)

2.

Summary of significant accounting policies (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Significant improvements and betterments are capitalized, while maintenance and repairs are charged to operations as incurred.  When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

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

Stock-Based Compensation

In accordance with ASC 718-10 “Share-Based Payment” all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

(Continued)

2.

Summary of significant accounting policies (continued)

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

(Continued)

2.

Summary of significant accounting policies (continued)

Effects of Recent Accounting Pronouncements (continued)

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

(Continued)

3.

Property and equipment

Property and equipment at December 31, 2009 and 2008 consist of the following:

	December 31, 2009	December 31, 2008
Automobiles	$0	$51,392
Computers	2,826	841
Dive equipment	0	10,005
Furniture and fixtures	1,550	4,142
Leasehold improvements	0	3,440
Office equipment	1,000	6,320
Shop equipment	42,234	41,159
Production prototypes	727,617	142,164
	775,228	259,462
Less accumulated depreciation	(120,064)	(20,223)
	$655,164	$239,239

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the year ended December 31, 2009 and 2008 was $123,518 and $13,435, respectively.

4.

Intangibles

Intangible assets at December 31, 2009 and 2008 consist of the following:

	December 31, 2009	December 31, 2008
Technology based assets	$515,836	$515,836
Less accumulated amortization	(35,821)	(1,433)
	$480,015	$514,403

Amortization expense for the year ended December 31, 2009 and 2008 was $34,388 and $1,433, respectively.

5.

Accrued expenses

Accounts payable and accrued expenses at December 31, 2009 and 2008 were $598,568 and $5,570, respectively and included operating expenses.

6.

Stockholders’ equity

On December 31, 2008, there were 29,050,000 shares of common stock issued and outstanding, of which 27,041,500 shares were restricted.

On January 8, 2009, the Board of Directors awarded certain employees and independent contractors 455,500 shares of common stock.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

(Continued)

6.

Stockholders’ equity (continued)

On January 12, 2009, the Company entered into an investor-relations consulting agreement with Redwood Consultants, LLC, business consulting agreement with Jens Dalsgaard, financial advisory services agreement with Constellation Capital, LLC and business consulting agreement with Janette Minasian Pires CPA, Inc.  The Company issued 1,100,000, 150,000, 150,000 and 55,000 shares, respectively of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

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

On August 31, 2009, the Company obtained an extension of the due date of the note payable to M.M.E.D.  In exchange for that concession, the Company issued 10,000 shares of restricted common stock subject to the restrictions of SEC Rule 144.  The shares vested immediately and were recorded at the fair value on grant date.

On December 9, 2009 the Company cancelled 120,500 shares of stock previously awarded to employees for failing to meet performance benchmarks.

On December 9, 2009 the Company decided not to renew existing contracts of the current Investor Relations firms and consultants; Redwood Consultants, Jens Dalsgaard and Constellation Capital, LLC.  All future shares granted these consultants were revoked.

On December 9, 2009 the Company executed contracts with Integrity Media, Inc., Del Mar Corporate Consulting, LLC and Emerging Markets Consulting, LLC and approved the issuance of 175,000, 100,000 and 175,000 shares respectively of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

On December 11, 2009 the Company issued 262,371 shares of restricted common stock all subject to the restrictions of SEC Rule 144 to note holder C & M Capital, Inc. This transaction fully satisfied the balance due by converting the debt instrument to equity.

As a result of the private placement offering authorized by the Board of Directors, the Company has raised $1,626,800 by issuing 5,686,200 shares over the course of the year.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

(Continued)

7.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The corporate offices are sublet on a month to month basis.  The lease on the production facility expires January 31, 2012.  Monthly rent is $3,065 and $9,154 respectively.  The Company has no know lawsuits or any pending litigation.

On May 7, 2009 Donald Hejmanowski, Vice President of Corporate Communications, lent the Company $50,000.  After a partial repayment of $14,000, the original maturity date of July 31, 2009 has been extended until April 9, 2010.

On June 12, 2009, C & M Capital, Inc. lent the Company $100,000 due September 12, 2009.  On October 31, the Company converted a portion of the note into common stock.  On December 2, the balance of the note was paid in full.  Because the company is based in Finland and repayment was due in Euros, a foreign currency loss of $1,034 was sustained.

On June 23, 2009 M.M.E.D., L.L.C. lent the Company $100,000 plus accrued interest of $11,000 was due August 31, 2009.  Under the terms of the note, 50,000 shares of the Company’s stock were transferred to the note holder.  The note was extended after payments of $81,000 were made.  M.M.E.D, L.L.C. released the security interest in a Hydrogen Fuel Cell which served as collateral for this loan.  Subsequent to balance sheet date, the remaining loan balance was forgiven.  Please see Note 11 for further information.

On July 12, 2009 Greenstreet Financial, L.P. lent the Company $250,000.  Under the terms of the note, 250,000 warrants were issued to the note holder.  The principal amount of $250,000 plus accrued interest of 10% is due at maturity on October 6, 2009.  After securing an extension, the note was paid in full December 21, 2009.

The Company entered into an agreement with HST Auto, Inc. for the development of the Cheetah sports car prototype.  This contract has been placed on hold until further funding is obtained.  The Company believes the contract is still viable and does not believe there is any diminution in value.  The balance owed HST Auto, Inc. as of December 31, 2009 is $280,000.

8.

Research and development costs

The Company is currently developing several prototypes.  Some of them will have alternative uses as demonstration models, anticipated to be used at trade shows and marketing events.  Additionally, these prototypes are being developed from automobiles and trucks.  Successful testing of our modifications will result in a salable unit, retaining a future value.  There is residual value in these prototypes at all times.  Therefore we have capitalized three of our prototypes.

Vision Industries has been asked by FedEx to produce a prototype truck for their specific use.  The costs incurred in this production prototype are expensed as research and development costs in accordance with ASC 730-10-25.

9.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  On May 1, 2009 management authorized a plan is to raise equity through a private placement offering of $2,500,000 to raise working capital and sustain operations.  The original offering includes 5,000,000 shares of common stock at $.50 per share, 5,000,000 Class A Common Stock Purchase Warrants with an exercise price of $.75 and 5-year expiration and 5,000,000 Class B Common Stock Warrants with an exercise price of $1.25 and 5-year expiration.  The offering was later amended to reduce the common stock price to $.25 per share.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Audited) and December 31, 2008 (Audited and Restated)

(continued)

9.

Going concern issue (continued)

As of December 31, 2009, the Company has an accumulated deficit of $3,300,277.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.

Related party transactions

The Company has an affiliate relationship with Ice Conversions, Inc. (ICE) with common ownership.  On December 12, 2008, the Company entered into an Agreement with ICE to acquire the rights to intellectual property and to certain assets and prototypes in exchange for common stock.  At December 31, 2009, ICE owes the Company $5,000.  At the balance sheet date, the Company has a contingent liability of $150,000 due ICE for a performance benchmark that has yet to be reached.

The note holder M.M.E.D., L.L.C., is related to a shareholder in the Company.  At December 31, 2009, the balance due M.M.E.D., L.L.C., is $30,000.  Please see Notes 7 and 11 for further information.

11.

Subsequent events

On January 22, 2010 a subsequent principal payment of $16,500 was made on the note held by M.M.E.D., L.L.C., reducing the balance to $13,500.  On March 1, 2010 the note was forgiven.

12.

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

Filed on December 29, 2008, as Exhibit 10 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

10.4

Vision Industries Corp. 2009 Non-Qualified Stock Option Plan

Filed on February 11, 2009, as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

10.5

Investor Relations Consulting Agreement (Redwood Consultants, LLC)

Filed on February 11, 2009, as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

10.6	Vision Industries Corp. Amended 2009 Non-Qualified Stock Option Plan Filed herewith
14	Code of Ethics Filed on September 20, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

EXHIBIT INDEX - 1

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit No.	Description
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

EXHIBIT INDEX - 2