Form 10-Q
period 2010-03-31
VISION INDUSTRIES CORP
filed 2010-05-17
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-146209

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2601 Ocean Park Blvd., Suite110, Santa Monica, CA 90405
(Address of Principal Executive Offices)

(310) 454-5658
(Registrant’s Telephone Number, Including Area Code)
17383 W. Sunset Blvd., Suite A290, Pacific Palisades, California 90272 (Former Address of Principal Executive Offices)

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2010:  39,895,591

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls And Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$12,741	$66,589
Subscription receivable	25,000	-
Prepaid expenses	22,414	13,141
Total current assets	60,155	79,730

Property and equipment, net	702,422	655,164

Intangible assets, net	471,418	480,015

Other assets:
Note receivable	5,000	5,000
Security deposits	19,875	19,875
Total other assets	24,875	24,875

	$1,258,870	$1,239,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$630,924	$598,987
Notes payable	186,000	216,000
Total current liabilities	816,924	814,987

Stockholders’ equity:
Common stock, $.001 par value,
500,000,000 authorized, 39,895,591
issued and outstanding	39,896	37,299
Additional paid in capital	5,205,223	3,817,227
Deferred compensation	(43,396)	(129,452)
Retained (deficit)	(4,759,776)	(3,300,277)
Total stockholders’ equity	441,946	424,797

Total liabilities and stockholders’ equity	$1,258,870	$1,239,784

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited & Restated

Revenue:	$-	$-

Operating expenses:
Accounting	21,300	1,375
Advertising	2,289	-
Amortization	8,597	8,597
Automobile expenses	4,734	463
Bank Charges	700	-
Commissions	36,500	-
Consultants	20,000	-
Depreciation expense	42,157	20,988
Dues and subscriptions	2,020	-
Equity based compensation	957,714	362,256
Insurance	2,850	1,832
Legal fees	13,528	12,758
Meals and entertainment	1,718	227
Office expense	3,172	1,800
Officer salary	171,000	204,000
Outside services	728	33,526
Parking	1,690	645
Postage and delivery	601	35
Rent	36,976	26,021
Repairs and maintenance	-	7,447
Research and development	90,452	-
Taxes and licenses	13,952	183
Telephone	3,764	2,147
Trade shows	900	-
Travel	1,894	1,377
Utilities	1,832	205
Wages	31,000	-
Total operating expenses	1,472,068	685,882

Loss before other expense	(1,472,068)	(685,882)

Other income (expense)
Forgiveness of debt income	13,500	-
Income tax expense	-	(800)
Interest expense	(931)
Loss on assignment of fixed assets	-	(18,181)
Total other income (expense)	12,569	(18,981)

Net loss	$(1,459,499)	$(704,863)

(Loss) per share Basic and diluted:	$(0.04)	$(0.02)

Weighted average number of
common shares outstanding:
Basic and diluted	38,605,006	30,925,517

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the three months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,459,499)	$(704,863)

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation	957,714	362,256
Depreciation and amortization	50,754	9,362
Changes in operating assets and liabilities:
Prepaid expense	(9,273)	(6,915)
Accounts payable and accrued expense	1,937	459,485

Cash (used) provided by operating activities	(458,368)	119,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Assignment of fixed assets	-	(204)
Purchase of property and equipment	(89,416)	(326,219)
Security deposits	-	(25,962)

Cash (used) by investing activities	(89,416)	(352,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(137.098)
Common stock acquired	-	374,916
Short term borrowings	-	-
Issuance of common stock	493,935	-

Cash provided by financing activities	493,935	237,818

Net (decrease) increase in cash and cash equivalents	(53,848)	4,758

Cash and cash equivalents, beginning of period	66,589	204

Cash and cash equivalents, end of period	$12,741	$4,962

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	2,597	2,626
Paid in capital	1,387,996	1,344,742
Deferred compensation	886,872	724,372
Assignment of fixed assets	-	55,075
Interest expense	931
Forgiveness of debt	13,500
Subscriptions receivable	25,000

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2010

(Unaudited)

1.

General background and business environment

The Company was incorporated May 11, 2004 in the State of Florida.  The Company provides consulting services to the transportation industry.

Management’s immediate vision for the high performance hydrogen drive system is to provide a pollution free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the ports of Long Beach and Los Angeles, California.

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2010 and 2009; (b) the financial position at March 31, 2010 and (c) cash flows for the three months ended March 31, 2010 and 2009, have been made.

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

The financial statement and notes are presented as permitted by Form 10-Q.  Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America may have been omitted.  The accompanying  financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009 (presented in last audited filing) and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

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

March 31, 2010

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

March 31, 2010

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

March 31, 2010

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period.

3.

Property and equipment

Property and equipment at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
Computers	$3,782	$2,826
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Shop equipment	42,234	42,234
Production prototypes	816,077	727,617
	864,643	775,227
Less accumulated depreciation	(162,221)	(120,064)
	$702,422	$655,163

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2010

(Continued)

3.

Property and equipment (continued)

Depreciation expense for the three months ended March 31, 2010 and March 31, 2009 was $42,157 and $20,988, respectively.

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the three months ended March 31, 2010 and the year ended December 31, 2009 was $103,848 and $20,223, respectively.

4.

Intangibles

Intangible assets at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
Technology based assets	$515,836	$515,836
Less accumulated amortization	(44,418)	(35,821)
	$471,418	$480,015

Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $8,597 and $8,597, respectively.

5.

Accrued expenses

Accounts payable and accrued expenses at March 31, 2010 and December 31, 2009 were $630,924 and $598,987, respectively and included operating expenses.

6.

Stockholders’ equity

On December 31, 2009, there were 37,298,571 shares of common stock issued and outstanding, of which 26,441,370 shares were restricted.

On February 15, 2010, the Board of Directors awarded certain employees 260,000 shares of common stock.

On March 24, 2010, the Company entered into a consulting agreement with the Casale Alliance, LLP.  The company issued 22,020 shares of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award.

On March 31, 2010 the Company entered into a business consulting agreement with Janette Minasian Pires CPA, Inc.  The Company issued 195,000 shares of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award.

As a result of the private placement offerings authorized by the Board of Directors, the Company has raised $2,222,393 by issuing 8,068,571 shares to date.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2010

(Continued)

7.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The corporate offices are sublet on a month to month basis.  The lease on the production facility expires January 31, 2012.  Monthly rent is $3,065 and $9,154 respectively.  The Company has no known lawsuits or any pending litigation.

On May 7, 2009 Donald Hejmanowski, Vice President of Corporate Communications, lent the Company $50,000.  After a partial repayment of $14,000, the original maturity date of July 31, 2009 has been extended indefinitely.

On June 23, 2009 M.M.E.D., LLC lent the Company $100,000 plus accrued interest of $11,000 was due August 31, 2009.  Under the terms of the note, 50,000 shares of the Company’s stock were transferred to the note holder.  The note was extended after payments of $81,000 were made.  M.M.E.D, LLC released the security interest in a Hydrogen Fuel Cell which served as collateral for this loan.  On March 1, 2010, after further payments of $16,500 were made, the remaining loan balance of $13,500 was forgiven.

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

As of March 31, 2010, the Company has an accumulated deficit of $4,759,776.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.

Related party transactions

The Company has an affiliate relationship with Ice Conversions, Inc. (ICE) with common ownership.  On December 12, 2008, the Company entered into an Agreement with ICE to acquire the rights to intellectual property and to certain assets and prototypes in exchange for common stock.

The note holder M.M.E.D. is related to a shareholder in the Company.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2010

(Continued)

11.

Subsequent events

On April 22, 2010 the Company received a purchase order from the Port of Los Angeles for a zero emission Class 8 Hybrid Electric Truck.

On April 22, 2010, the Company renewed a consulting marketing contract with Del Mar Corporate Consulting, LLC.  The Company issued 200,000 shares of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award.

On May 7, 2010, the Company accepted the resignation of Donald Hejmanowski, Vice President Corporate Communications and Director.  On May 12 the Company accepted the resignation of Lawrence Weisdorn, Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer, and Director.  For more information on these events, please see Item 5 Other Information.

Subsequent events have been evaluated through May 14, 2010 which is the date the financial statements were issued.

12.

Restatement

The Company’s quarterly report on Form 10-Q for the period ending March 31, 2009 has been restated to reflect (1) the reclassification from prepaid consulting services and organization costs to deferred compensation for common stock issued in exchange for services and (2) the revaluation and correction of the recording of contributed fixed assets and intellectual property for common stock.  Fixed assets of $184,164 and intellectual property of $388,922, net of related amortization, have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Vision” “we,” “us,” or “our” and the “Company” are references to the business of Vision Industries Corp.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis and Results of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have not solicited investment from any investment banks, private equity firms or venture capital firms as of March 31, 2010.  We are conducting a private placement under U.S. Securities and Exchange Commission Regulation 506 and have raised $1,811,893 as of March 31, 2010.

Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

As of March 31, 2010, there were seven (7) full time employees at Vision Industries Corp.  This includes the officers and directors who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of March 31, 2010.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Impairment of Long-Lived Assets

Accounting Standards Codification (“ASC”) 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
March 31, 2010	-	$ 1,472,068	$ (1,459,499)
March 31, 2009	-	$ 685,882	$ (704,863)
December 31, 2009	-	$ 3,117,560	$ (3,309,387)
December 31, 2008 (restated)	$ 90,000	$ 112,846	$ (25,459)

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $12,741.

Since May of 2004 the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believed it could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

We have incurred liabilities that make our company illiquid at this time.  Management filed a Form D with the S.E.C. on January 1, 2009 to raise $980,000 through a private placement under Regulation 506.  A total of $410,500 was raised in this offering.  This infusion of capital allowed the company to acquire and test the test vehicles, pay its legal and accounting expenses, as well as fund the daily operational expenses.   Specifically, both the first and second stage performance testing of the prototype zero emission plug-in electric/hydrogen fuel cell Tyrano ™ truck was successfully completed at the Los Angeles Freightliner facilities in Whittier, California during the month of April.  On August 11, 2009, the Company filed another Form D to raise an additional $2,500,000 through a private placement under SEC Regulation 506.  The Company raised $1,811,893 as of March 31, 2010 by issuing 7,247,571 shares.

Quick Link to Table of Contents

Results of Operations for the three months ended March 31, 2010 and 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations

	Three months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited & Restated	Change	%Change
Revenue	-	-	-	-

Operating expenses:
Accounting	21,300	1,375	19,925	1449%
Advertising	2,289	-	2,289	100%
Amortization	8,597	8,597	-	0%
Automobile expenses	4,734	463	4,271	922%
Bank Charges	700	-	700	100%
Commissions	36,500	-	36,500	100%
Consultants	20,000	-	20,000	100%
Depreciation expense	42,157	20,988	21,169	101%
Dues and subscriptions	2,020	-	2,020	100%
Equity based compensation	957,714	362,256	595,458	53%
Insurance	2,850	1,832	1,018	56%
Legal fees	13,528	12,758	771	6%
Meals and entertainment	1,718	227	1,491	657%
Office expense	3,172	1,800	1,372	76%
Officer salary	171,000	204,000	(33,000)	-16%
Outside services	728	33,526	(32,798)	-98%
Parking	1,690	645	1,045	162%
Postage and delivery	601	35	566	1621%
Rent	36,976	26,021	10,955	42%
Repairs and maintenance	-	7,447	(7,447)	-100%
Research and development	90,452	-	90,452	100%
Taxes and licenses	13,952	183	13,769	7514%
Telephone	3,764	2,147	1,617	75%
Trade shows	900	-	900	100%
Travel	1,894	1,377	516	37%
Utilities	1,832	205	1,627	792%
Wages	31,000	-	31,000	100%
Total operating expenses	1,472,068	685,882	786,186	115%

Loss before other income (expense).	(1,472,068)	(685,882)	(786,186)	115%

Other income (expense):
Forgiveness of debt income	13,500	-	13,500	100%
Income tax expense	-	(800)	800	-100%
Interest expense	(931)		(931)	100%
Loss on assignment of fixed assets	-	(18,181)	18,181	-100%
Loss on foreign currency translation		-	-	0%
Total other income (expense)	12,569	(18,981)	31,550	-166%

Net loss	(1,459,499)	(704,863)	(754,636)	107%

Loss per share: basic and diluted	(0.04)	(0.02)	(0.01)	37%
Weighted average number of common shares outstanding: Basic and diluted	38,605,006	30,925,517	7,679,489	25%

Revenues. There were no revenues for the three months ended March 31, 2010 and for the three months ended March 31, 2009.  Management directly attributes this to the fact that the Company’s focus has been on product development.

Quick Link to Table of Contents

With the acquisition of the new technology under the licensing agreement, we believe that capital will be available through private investors and we can take advantage of the new Clean Truck Programs at the Ports of Long Beach and Los Angeles, California to generate revenue.

Operating Expenses. Expenses increased by $786,186 to $1,472,068 for the three months ended March 31, 2010 from $685,882 for the three months ended March 31, 2009.  The bulk of this increase is attributed the equity based compensation awarded to employees, however, $90,452 of the increase is due to increased focus on research and development.

Income (Loss) from Operations. For the three month periods ended March 31, 2010 and March 31, 2009, we incurred net losses of $1,472,068 and $685,882, respectively.  This significant loss from operations is primarily attributable to our equity based compensation and research and development expenses and our lack of any revenues.

Net Loss. As a result of the factors described above, net loss increased from $704,863 for the three months ended March 31, 2009 to a net loss of $1,459,499 for the three months ended March 31, 2010.

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

Disclosure Controls and Procedures.

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

Quick Link to Table of Contents

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2010.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2010, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of Vision Industries Corp.’s common stock without registration under the Securities Act of 1933during the last three years.

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

(c)

On December 15, 2008, the Board of Directors authorized the sale of up to 980,000 units (at $1.00 per unit) with each unit comprised of one common share and one-half of a transferable common share purchase warrant (a “Warrant”) with a minimum purchase of $25,000.00 (25,000 units) (the “Offering”). Each whole Warrant was exercisable into one common share for a period of 36 months from closing of this offering at a price of $1.50 per share. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares were sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  The terms of the Offering were amended on May 5, 2009 from $1.00 per unit to $.50 per unit, with each unit comprised of one common share and two transferable common share purchase warrants.  The first Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $0.75 per share. The second Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $1.25 per share. The Company sold 821,000 of the authorized 980,000 units for total of $410,500.00 and then closed the offering on June 15, 2009.   Broker commissions totaled $27,365.00.   The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. Each purchaser received an Offering Memorandum and the purchasers executed subscription agreements.  The offering was limited to accredited investors. The sale transactions occurred between January 26, 2009 and June 9, 2009.

(d)

 On May 4, 2009, the Board of Directors authorized the sale of up to 5,000,000 units (at $0.50 per unit) with each unit comprised of one common share and two common share purchase warrants (“Warrants”). The first Warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $0.75 per share, and the second Warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $1.25 per share.  The minimum investment is $20,000 or 40,000 units. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares are being sold to U.S. citizens under the Regulation D 506 exemption claimed under

Quick Link to Table of Contents

Section 4(2) of the Securities Act of 1933, as amended.  These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. The Offering began on June 29, 2009 with a scheduled termination date of September 29, 2009.  The following terms of the Offering were amended on September 28, 2009: effective both immediately and retroactively, the price per unit was changed from $0.50 per unit to $0.25 per unit, increasing the number of units authorized to 10,000,000, and the offering was extended fifteen (15) days to October 15, 2009.  On October 14, 2009, the offering was extended again to November 30, 2009. The Offering was subsequently extended to May 31, 2010.  Each purchaser received (or will receive) an Offering Memorandum and executed (or will execute) a subscription agreement.  The offering is limited to accredited investors.  Beginning July 21, 2009 through March 31, 2010, the Company has sold 7,247,571 of the authorized 10,000,000 units for total of $1,811,893 with broker commissions of $32,000.

ITEM 5

OTHER INFORMATION

On May 7, 2010, Donald Hejmanowski resigned as Director and Vice-President of Corporate Communications.  On May 12, 2010, Lawrence Weisdorn resigned as Director, Secretary, Treasurer, Chief Financial Officer, and Chief Operating Officer.

Neither Mr. Hejmanowski’s nor Mr. Weisdorn’s departures are the result of any disagreement with the Company regarding the Company’s operations, policies or practices.

The Company has not made a decision for replacement directors at this time but has begun pursuing candidate(s) for the vacant director positions, with said candidate(s) to be presented for shareholder vote at the next annual shareholders meeting.

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

3.4	Articles of Amendment to Articles of Incorporation Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.2

Lynnette J. Harrison Subscription Agreement

Filed on December 26, 2007 as Exhibit 10.2 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.

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

Filed on February 11, 2009, as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

10.5

Investor Relations Consulting Agreement (Redwood Consultants, LLC)

Filed on February 11, 2009, as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2009 and incorporated herein by reference.

10.6

Vision Industries Corp. Amended 2009 Non-Qualified Stock Option Plan

Filed on March 29, 2010, as Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated March 26, 2010 and incorporated herein by reference.

14	Code of Ethics Filed on September 20, 2007 as Exhibit 14 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on March 29, 2009 as Exhibit 23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 333-146209) and incorporated herein by reference.

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: May 14, 2010	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director