Form 10-Q
period 2010-06-30
VISION INDUSTRIES CORP
filed 2010-08-24
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-146209

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

120 Eucalyptus Dr., El Segundo, CA 90245
(Address of Principal Executive Offices)

(310) 454-5658
(Registrant’s Telephone Number, Including Area Code)
2601 Ocean Park Blvd., Suite110, Santa Monica, CA 90405 (Former Address of Principal Executive Offices)

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2010:  34,616,298

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls And Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$25,805	$66,589
Prepaid expenses	18,902	13,141
Inventory	16,900	-
Total current assets	61,607	79,730

Property and equipment, net	631,780	655,164

Intangible assets, net	462,821	480,015

Other assets:
Note receivable	5,000	5,000
Deposits	31,010	19,875
Total other assets	36,010	24,875

	$1,192,218	$1,239,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$852,951	$598,987
Derivative Liability	93,135	-
Current portion notes payable	246,500	216,000
Total current liabilities	1,192,586	814,987

Stockholders’ equity:
Common stock, $.001 par value,
500,000,000 authorized, 34,616,298
issued and outstanding	34,616	37,299
Additional paid in capital	5,630,513	3,817,227
Deferred compensation	(33,708)	(129,452)
Retained (deficit) earnings	(5,631,789)	(3,300,277)
Total stockholders’ equity	(368)	424,797

Total liabilities and stockholders’ equity	$1,192,218	$1,239,784

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	Unaudited	Unaudited and Restated	Unaudited	Unaudited and Restated
Revenue:	$-	$-	$-	$-

Operating expenses:
Accounting	18,500	5,410	39,800	6,785
Advertising	1,764	1,020	4,052	1,020
Amortization	8,597	8,597	17,194	17,194
Automobile expenses	3,941	284	8,675	747
Bank Charges	294	593	994	1,026
Commissions	1,470	10,000	37,970	10,000
Consultants	-	-	20,000	-
Depreciation expense	40,555	40,782	82,712	61,770
Dues and subscriptions	36	-	2,056	-
Equity based compensation	409,383	370,479	1,367,097	732,735
Insurance	322	4,709	3,172	6,541
Legal fees	16,850	(8,046)	30,378	4,712
Meals and entertainment	396	-	2,113	227
Office expense	475	119	3,647	1,486
Officer salary	109,000	175,500	280,000	379,500
Outside services	-	90,469	729	123,995
Parking	971	900	2,661	1,545
Postage and delivery	276	5	877	40
Rent	42,382	43,783	79,358	69,803
Repairs and maintenance	-	(5,725)		1,722
Research and development	116,046	7,580	206,498	7,580
Taxes and licenses	364	968	14,316	1,151
Telephone	3,012	1,941	6,776	4,089
Trade shows	3,726	-	4,626	-
Travel	-	-	1,894	1,377
Utilities	1,503	673	3,336	878
Wages	51,000	-	82,000
Total operating expenses	830,863	750,041	2,302,931	1,435,923

Loss before other expense	(830,863)	(750,041)	(2,302,931)	(1,435,923)

Other income (expense)
Forgiveness of debt income	73,500	-	87,000
Income tax expense	(800)		(800)	(800)
Interest expense	(863)	(58,137)	(1,794)	(58,137)
Change in derivative	(93,135)		(93,135)
Loss on sale of fixed assets	(19,852)		(19,852)
Loss on assignment of fixed assets	-			(18,181)
Total other income (expense)	(41,150)	(58,137)	(28,581)	(77,118)

Net loss	$(872,013)	$(808,178)	$(2,331,512)	(1,513,041)

(Loss) per share Basic and diluted:	$(0.02)	$(0.03)	$(0.06)	(0.05)

Weighted average number of
common shares outstanding:
Basic and diluted	38,605,006	30,794,453	36,287,152	31,195,003

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the six months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited & Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,331,512)	$(1,513,041)

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation	1,367,097	732,735
Depreciation and amortization	99,906	58,741
Changes in operating assets and liabilities:
Prepaid expense	(5,761)	(11,819)
Accounts payable and accrued expense	362,267	749,872

Cash (used) provided by operating activities	(508,003)	16,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Assignment of fixed assets	-	75,298
Sale of property and equipment	1,500	-
Purchase of property and equipment	(97,581)	(698,630)
Security deposits	(11,136)	(25,962)

Cash (used) by investing activities	(107,217)	(649,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	-	(287,098)
Short term borrowings	60,500	455,994
Issuance of common stock	513,935	465,632

Cash provided by financing activities	574,435	634,528

Net (decrease) increase in cash and cash equivalents	(40,784)	1,722

Cash and cash equivalents, beginning of period	66,589	204

Cash and cash equivalents, end of period	$25,805	$1,926

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock		821,000
Paid in capital	1,813,286	885,055
Deferred compensation	1,004,850	724,372
Assignment of fixed assets	-	55,075
Interest expense	1,794	58,137
Forgiveness of debt	87,000
Inventory	16,900
Treasury stock	7,180
Sale of property and equipment	27,003

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2010

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2010 and June 30, 3009; (b) the financial position at June 30, 2010 and December 31, 2009, and (c) cash flows for the three and six months ended June 30, 2010 and June 30, 2009 have been made.

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

June 30, 2010

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

Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from five to seven years.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2010

(Continued)

2.

Summary of significant accounting policies (continued)

Derivative Liabilities

In June 2008, a FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt under the provisions of FASB ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. The adoption of this requirement will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down-round" provisions). Warrants with such provisions will no longer be recorded in equity and would have to be reclassified to a liability. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.

Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. The Company did not have outstanding instruments with down-round provisions as of the beginning of fiscal 2009 thus no adjustment will be made to the opening balance of retained earnings.

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

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2010

(Continued)

2.

Summary of significant accounting policies (continued)

Effects of Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.

Property and equipment

Property and equipment at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009
Computers	$3,782	$2,826
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Production prototypes	768,280	727,617
Shop equipment	42,234	42,233
	816,846	775,226
Less accumulated depreciation	(185,066)	(120,063)
	$631,780	$655,163

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range is five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the six months ended June 30, 2010 and June 30, 2009 was $82,712 and $61,770, respectively.

4.

Intangibles

Intangible assets at June 30, 2010 and December 31, 2009 consist of the following:

	June 30 2010	December 31, 2009
Technology based assets	$515,836	$515,836
Less accumulated amortization	(53,015)	(35,821)
	$462,821	$480,015

Amortization expense for the six months ended June 30, 2010 and June 30, 2009 was $17,194 and $17,194, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2010

(Continued)

5.

Accrued expenses

Accounts payable and accrued expenses at June 30, 2010 and December 31, 2009 were $852,951 and $598,987, respectively and included operating expenses.

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

On April 22, 2010 and April 30, 2010 the Company executed a contract with Del Mar Corporate Consulting, LLC and Grant Bettingen and approved the issuance of 200,000 and 120,707 shares, respectively of restricted common stock subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

On May 7, 2010, the Company accepted the resignation of Donald Hejmanowski, Vice President Corporate Communications and Director and accepted the surrender of 1,425,000 shares common stock and the cancellation of 2,000,000 unvested stock options.  These shares were historically recorded at par value and were returned at par.

On May 14, 2010, the Board of Directors awarded certain employees 1,500,000 shares of common stock.

On May 21 the Company accepted the resignation of Lawrence Weisdorn, Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer and Director and accepted the surrender of 5,775,000 shares common stock and the cancellation of 2,000,000 unvested stock options. These shares were historically recorded at par value and were returned at par.

As a result of private placement offerings authorized by the Board of Directors, the Company has raised $2,176,800 by issuing 7,886,200 shares to date.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2010

(Continued)

7.

Debenture Financing

On June 23, 2010, to obtain funding for working capital, the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 8% Convertible Debentures for an aggregate purchase price of $60,000.  The Debenture bears interest at 8% per annum and matures nine months from the date of issuance.  The Debenture will be convertible at the option of the holder at any time after ninety days into shares of common stock, at a conversion price equal to 61% of the market price paid per share.

In accordance with ASC Topic 815 “Derivatives and Hedging”, this convertible debenture includes a down-round provision under which the conversion price could be affected by future equity offerings. Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares. This convertible instrument was treated as a discount on the 8% Convertible debentures and was valued at $22,807 to be amortized over the debenture term. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 266%; risk-free interest rate of 2.3% and an expected holding period of nine months.

8.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The lease on the production facility expires January 31, 2012.  Monthly rent is $2,274 and $9,314, respectively.  The Company has no know lawsuits or any pending litigation.

9.

Notes Payable

On May 7, 2009 Donald Hejmanowski, then Vice President of Corporate Communications, lent the Company $50,000.  After a partial repayment of $14,000, the Company still owes $36,000 which is due and payable.  In addition, pursuant to Mr. Hejmanowski’s termination agreement dated May 7, 2010, the Company owes Mr. Hejmanowski a $50,000 severance payment.

On June 23, 2009 M.M.E.D., LLC lent the Company $100,000 plus accrued interest of $11,000 was due August 31, 2009.  Under the terms of the note, 50,000 shares of the Company’s stock were transferred to the note holder.  The note was extended after payments of $81,000 were made.  M.M.E.D, LLC released the security interest in a Hydrogen Fuel Cell which served as collateral for this loan. On March 1, 2010 after further payments were made of $16,500, the remaining loan balance of $13,500 was forgiven.

On June 23, 2010 Asher Enterprises, Inc. provided the Company $60,000 in return for the issuance of an 8% convertible promissory note, maturing on March 24, 2010.  In connection with the issuance of the convertible debentures the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 9 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $82,807 at the date of issuance. The loss, resulting from the increase in fair value of this convertible instrument was $10,328 for the quarter ended June 30, 2010.

10.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2010

(Continued)

11.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  On May 1, 2009 management authorized a plan is to raise equity through a private placement offering of $2,500,000 to raise working capital and sustain operations.  The original offering includes 5,000,000 shares of common stock at $.50 per share, 5,000,000 Class A Common Stock Purchase Warrants with an exercise price of $.75 and 5-year expiration and 5,000,000 Class B Common Stock Warrants with an exercise price of $1.25 and 5-year expiration.  The offering was later amended to reduce the common stock price to $.25 per share.  The offering closed June 30, 2010 and raised $2,176,800.

As of June 30, 2010, the Company has an accumulated deficit of $5,631,789.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12.

Related party transactions

The Company has an affiliate relationship with Ice Conversions, Inc. (ICE) with common ownership.  On December 12, 2008, the Company entered into an Agreement with ICE to acquire the rights to intellectual property and to certain assets and prototypes in exchange for common stock.

The former note holder M.M.E.D. is related to a shareholder in the Company.

13.

Subsequent events

On July 8, 2010, the Company entered into a non-exclusive placement agreement with Stonegate Securities, Inc., a Texas corporation, to raise capital via a private placement to be executed in the near future.  In exchange for their services, the Company issued 600,000 shares of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost of $114,000 is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award.

Subsequent events have been evaluated through August 23, 2010 which is the date the financial statements were issued.

14.

Restatement

The Company’s quarterly report on Form 10-Q for the period ending June 30, 2009 has been restated to reflect (1) the reclassification from prepaid consulting services and organization costs to deferred compensation for common stock issued in exchange for services and (2) the revaluation and correction of the recording of contributed fixed assets and intellectual property for common stock.  Fixed assets of $184,164 and intellectual property of $388,922, net of related amortization, have been recorded as well as a corresponding increase to additional paid in capital and a contingent liability of $150,000 to account for the potential future issuance of common stock in satisfaction of performance benchmarks.

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

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  We conducted private placements under U.S. Securities and Exchange Commission Regulation 506 and raised $2,176,800 as of June 30, 2010.

Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

As of June 30, 2010, there were seven (7) full time employees at Vision Industries Corp.  This includes the officers and directors who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of June 30, 2010.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
June 30, 2010	-	$ 2,302,931	$ (2,331,512)
June 30, 2009	-	$ 1,435,923	$ (1,513,041)
December 31, 2009	-	$ 3,117,560	$ (3,309,387)
December 31, 2008 (restated)	$ 90,000	$ 112,846	$ (25,459)

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $25,805.

Since May of 2004 the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses where management is seeking a method of divesting itself of the business.  Management believed it could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

We have incurred liabilities that make our company illiquid at this time.  Management filed a Form D with the S.E.C. on January 1, 2009 to raise $980,000 through a private placement under Regulation 506.  A total of $410,500 was raised in this offering.  This infusion of capital allowed the company to acquire and test the test vehicles, pay its legal and accounting expenses, as well as fund the daily operational expenses.   Specifically, both the first and second stage performance testing of the prototype zero emission plug-in electric/hydrogen fuel cell Tyrano ™ truck was successfully completed at the Los Angeles Freightliner facilities in Whittier, California during the month of April.  On August 11, 2009, the Company filed another Form D to raise an additional $2,500,000 through a private placement under SEC Regulation 506.  As a result of the private placement offerings, the Company raised $2,176,800 by issuing 7,886,200 shares.

Quick Link to Table of Contents

Results of Operations for the six months ended June 30, 2010 and 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations

	Six months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited & Restated	Change	%Change
Revenue	$-	$-	$-	0

Operating expenses:
Accounting	39,800	6,785	33,015	487%
Advertising	4,052	1,020	3,032	297%
Amortization	17,194	17,194	-	0%
Automobile expenses	8,675	747	7,928	1061%
Bank Charges	994	1,026	(32)	-3%
Commissions	37,970	10,000	27,970	280%
Consultants	20,000	-	20,000	100%
Depreciation expense	82,712	61,770	20,942	34%
Dues and subscriptions	2,056	-	2,056	100%
Equity based compensation	1,367,097	732,735	634,362	87%
Insurance	3,172	6,541	(3,369)	-52%
Legal fees	30,378	4,712	25,666	545%
Meals and entertainment	2,113	227	1,886	831%
Office expense	3,647	1,486	2,161	145%
Officer salary	280,000	379,500	(99,500)	-26%
Outside services	729	123,995	(123,266)	-99%
Parking	2,661	1,545	1,116	72%
Postage and delivery	877	40	837	2109%
Rent	79,358	69,803	9,555	14%
Repairs and maintenance		1,722	(1,722)	-100%
Research and development	206,498	7,580	198,918	2624%
Taxes and licenses	14,316	1,151	13,165	1144%
Telephone	6,776	4,089	2,688	66%
Trade shows	4,626	-	4,626	100%
Travel	1,894	1,377	517	38%
Utilities	3,336	878	2,458	280%
Wages	82,000		82,000	100%
Total operating expenses	2,302,931	1,435,923	867,008	60%

Loss before other income (expense)	(2,302,931)	(1,435,923)	(867,008)	60%

Other income (expense):
Forgiveness of debt income	87,000		87,000	100%
Income tax expense	(800)	(800)	-	0%
Interest expense	(1,794)	(58,137)	56,343	-97%
Change in derivative	(93,135)		(93,135)	100%
Loss on sale of fixed assets	(19,852)		(19,852)	100%
Loss on assignment of fixed assets		(18,181)	18,181	-100%
Total other income (expense)	(28,581)	(77,118)	48,537	-63%

Net loss	$(2,331,512)	(1,513,041)	$(818,471)	54%

Loss per share: basic and diluted	$(0.06)	(0.05)	$(0)	32%
Weighted average number of common shares outstanding: Basic and diluted	36,287,152	31,195,003	5,092,149	16%

Quick Link to Table of Contents

Revenues. There were no revenues for the six months ended June 30, 2010 and for the six months ended June 30, 2009.  Management directly attributes this to the fact that the Company’s focus has been on product development.

With the acquisition of the new technology under the licensing agreement, we believe that capital will be available through private investors and we can take advantage of the new Clean Truck Programs at the Ports of Long Beach and Los Angeles, California to generate revenue.

Operating Expenses. Expenses increased by $867,008 to $2,302,931 for the six months ended June 30, 2010 from $1,435,923 for the six months ended June 30, 2009.  The bulk of this increase is attributed the equity based compensation awarded to employees, however, $198,918 of the increase is due to increased focus on research and development.

Income (Loss) from Operations. For the six month periods ended June 30, 2010 and June 30, 2009, we incurred net losses of $2,331,512 and $1,513,041, respectively.  This significant loss from operations is primarily attributable to our equity based compensation and research and development expenses and our lack of any revenues.

Net Loss. As a result of the factors described above, net loss increased from $1,513,041 for the six months ended June 30, 2009 to a net loss of $2,331,512 for the six months ended June 30, 2010.

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

Quick Link to Table of Contents

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended June 30, 2010.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2010, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

(d)

 On May 4, 2009, the Board of Directors authorized the sale of up to 5,000,000 units (at $0.50 per unit) with each unit comprised of one common share and two common share purchase warrants (“Warrants”). The first Warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $0.75 per share, and the second Warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $1.25 per share.  The minimum investment is $20,000 or 40,000 units. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares are being sold to U.S. citizens under the Regulation D 506 exemption claimed under

Quick Link to Table of Contents

Section 4(2) of the Securities Act of 1933, as amended.  These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. The Offering began on June 29, 2009 with a scheduled termination date of September 29, 2009.  The following terms of the Offering were amended on September 28, 2009: effective both immediately and retroactively, the price per unit was changed from $0.50 per unit to $0.25 per unit, increasing the number of units authorized to 10,000,000, and the offering was extended fifteen (15) days to October 15, 2009.  On October 14, 2009, the offering was extended again to November 30, 2009. The Offering was subsequently extended to June 30, 2010.  Each purchaser received an Offering Memorandum, and as of June 30, 2010, the Company sold 7,065,200 of the authorized 10,000,000 units for total of $1,766,300 with broker commissions of $35,000.

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

VISION INDUSTRIES CORP.

Dated: August 23, 2010	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director