Form 10-Q
period 2010-09-30
VISION INDUSTRIES CORP
filed 2010-11-22
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2010:  35,216,280

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls And Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$5,351	$66,589
Prepaid expenses	17,461	13,141
Inventory	16,900	-
Total current assets	39,712	79,730

Property and equipment, net	600,780	655,164

Intangible assets, net	454,224	480,015

Other assets:
Note receivable	5,000	5,000
Deposits	30,107	19,875
Total other assets	35,107	24,875

	$1,129,823	$1,239,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$1,092,115	$598,987
Derivative Liability	53,730	-
Current portion notes payable	246,400	216,000
Total current liabilities	1,392,245	814,987

Stockholders’ equity:
Common stock, $.001 par value,
500,000,000 authorized, 35,216,280
issued and outstanding	35,216	37,299
Additional paid in capital	6,078,515	3,817,227
Deferred compensation	(12,188)	(129,452)
Retained (deficit) earnings	(6,363,965)	(3,300,277)
Total stockholders’ equity	(262,422)	424,797

Total liabilities and stockholders’ equity	$1,129,823	$1,239,784

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended		For the nine months ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
	Unaudited	Unaudited and Restated	Unaudited	Unaudited and Restated
Revenue:	$24,962	$-	$24,962	$-
Cost of goods sold	13,965		13,965
Gross profit	10,997		10,997

Operating expenses:
Accounting	16,500	3,000	56,300	9,785
Advertising	570	1,106	4,622	2,126
Amortization	8,597	8,597	25,791	25,791
Automobile expenses	2,390	1,717	11,065	2,464
Bank Charges	247	542	1,241	1,568
Commissions	-	12,379	37,970	22,379
Consultants	-	-	20,000	-
Depreciation expense	39,039	42,078	121,751	103,848
Dues and subscriptions	-	-	2,056	-
Equity based compensation	471,988	391,104	1,839,085	1,123,839
Insurance	233	11,478	3,406	18,019
Legal fees	4,160	32,476	34,538	37,188
Meals and entertainment	787	249	2,901	476
Office expense	1,833	363	5,479	1,850
Officer salary	75,000	175,500	355,000	555,000
Outside services	-	50,786	729	174,781
Parking	-	934	2,661	2,479
Penalties	872	-	872	-
Postage and delivery	94	26	971	65
Rent	25,233	42,968	104,591	112,772
Repairs and maintenance	-	533	-	2,255
Research and development	76,040	6,268	282,538	13,849
Taxes and licenses	1,994	1,641	16,310	2,793
Telephone	3,365	1,090	10,140	5,178
Trade shows	-	-	4,626	-
Travel	-	2,180	1,894	3,558
Utilities	1,775	1,008	5,111	1,885
Wages	51,000	14,560	133,000	14,560
Total operating expenses	781,717	802,584	3,084,648	2,238,507

Loss before other income (expense)	(770,720)	(802,584)	(3,073,651)	(2,238,507)

Other income (expense)
Forgiveness of debt income	-		87,000
Income tax expense	-		(800)	(800)
Interest expense	(862)	(53,328)	(2,655)	(111,465)
Change in derivative	39,405		(53,730)
Gain (Loss) on sale of fixed assets	-	30	(19,852)	30
Loss on assignment of fixed assets	-			(18,181)
Total other income (expense)	38,543	(53,298)	9,963	(130,416)

Net loss	$(732,177)	$(855,882)	$(3,063,688)	(2,368,923)

(Loss) per share Basic and diluted:	$(0.02)	$(0.03)	$(0.08)	(0.08)

Weighted average number of common shares outstanding: Basic	36,287,152	31,388,835	36,833,818	31,467,909

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the nine months ended
	September 30, 2010	September 30, 2009
	Unaudited	Unaudited & Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,063,688)	$(2,368,923)

Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Stock-based compensation	1,839,085	751,872
Depreciation and amortization	147,542	105,962
Changes in operating assets and liabilities:
Prepaid expense	(4,320)	(5,316)
Accounts payable and accrued expense	497,998	754,271

Cash (used) provided by operating activities	(583,383)	(762,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Assignment of fixed assets	-	204
Sale of property and equipment	1,500	14,600
Purchase of property and equipment	(103,253)	(672,579)
Note receivable	-	(5,000)
Security deposits	(10,233)	(25,962)

Cash (used) by investing activities	(111,986)	(689,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(30,500)	(239,402)
Short term borrowings	114,630	550,000
Issuance of common stock	550,000	1,211,000

Cash provided by financing activities	634,130	1,521,598

Net (decrease) increase in cash and cash equivalents	(61,239)	70,319

Cash and cash equivalents, beginning of period	66,589	204

Cash and cash equivalents, end of period	$5,351	$70,523

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock	(7,180)	-
Issuance of common stock	5,097	3,171
Paid in capital	2,261,288	2,345,785
Deferred compensation	1,118,850	751,872
Assignment of fixed assets	-	55,075
Interest expense	2,655	53,328
Forgiveness of debt	87,000	-
Inventory	16,900	-
Sale of property and equipment	27,003	5,000
Acquisition of intellectual property	-	515,836

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2010

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2010 and September 30, 2009; (b) the financial position at September 30, 2010 and December 31, 2009 and (c) cash flows for the three and nine months September 30, 2010 and September 30, 2009 have been made.

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

September 30, 2010

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. Options and warrants are outstanding at the balance sheet date. Because their strike price is less than the average market price, they are antidilutive and not considered.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2010

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

Derivative Liabilities (continued)

Instruments with down-round protection are not considered indexed to a company's own stock under ASC Topic 815, because neither the occurrence of a sale of common stock by the company at market nor the issuance of another equity-linked instrument with a lower strike price is an input to the fair value of a fixed-for-fixed option on equity shares.

ASC Topic 815 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. The Company did not have outstanding instruments with down-round provisions as of the beginning of fiscal 2010 thus no adjustment will be made to the opening balance of retained earnings.

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

September 30, 2010

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

3.

Property and equipment

Property and equipment at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
Computers	$4,959	$2,826
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Production prototypes	772,229	727,617
Shop equipment	42,234	42,233
Shop improvements	2,913	0
	824,885	775,226
Less accumulated depreciation	(224,105)	(120,063)
	$600,780	$655,163

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range is five years, and furniture, equipment, production equipment and prototypes from five to seven years.

Depreciation expense for the nine months ended September 30, 2010 and September 30, 2009 was $121,751 and $103,848, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2010

(Continued)

4.

Intangibles

Intangible assets at September 30, 2010 and December 31, 2009 consist of the following:

	September 30 2010	December 31, 2009
Technology based assets	$515,836	$515,836
Less accumulated amortization	(61,612)	(35,821)
	$4	$480,015

Amortization expense for the nine months ended September 30, 2010 and September 30, 2009 was $25,791 and $25,791, respectively.

5.

Accrued expenses

Accounts payable and accrued expenses at September 30, 2010 and December 31, 2009 were $1,092,115 and $598,987, respectively and included operating expenses.

6.

Stockholders’ equity

On December 31, 2009, there were 37,298,571 shares of common stock issued and outstanding.

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

On April 22, 2010 and April 30, 2010, the Company executed a contract with Del Mar Corporate Consulting, LLC and Grant Bettingen approved the issuance of 200,000 and 120,707 shares, respectively of restricted common stock subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

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

On May 21, 2010, the Company accepted the resignation of Lawrence Weisdorn, Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer and Director and accepted the surrender of 5,755,000 shares common stock and the cancellation of 2,000,000 unvested stock options. These shares were historically recorded at par value and were returned at par.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2010

(Continued)

6.

Stockholders’ equity (continued)

As a result of private placement offerings authorized by the Board of Directors, the Company has raised $2,176,800 by issuing 7,886,200 shares to date. The most recent offering closed June 30, 2010.

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

7.

Debenture Financing

On September 23, 2010, to obtain funding for working capital, the Company entered into securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue its 8% Convertible Debentures for an aggregate purchase price of $60,000.  The Debenture bears interest at 8% per annum and matures nine months from the date of issuance.  The Debenture will be convertible at the option of the holder at any time after ninety days into shares of common stock, at a conversion price equal to 61% of the market price paid per share.

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

8.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The lease on the production facility expires January 31, 2012.  Monthly rent is $2,274 and $9,314, respectively.  The Company has no known lawsuits or any pending litigation.

9.

Notes Payable

On May 7, 2009 Donald Hejmanowski, then Vice President of Corporate Communications, lent the Company $50,000.  After a partial payment of $14,000, less all appropriate withholding taxes, the Company still owes $36,000 which is due and payable.  In addition, pursuant to Mr. Hejmanowski’s termination agreement dated May 7, 2010, the Company owes Mr. Hejmanowski a $50,000 severance payment, which is also due and payable.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2010

(Continued)

9.

Notes Payable (continued)

On June 23, 2010 Asher Enterprises, Inc. provided the Company $60,000 in return for the issuance of an 8% convertible promissory note, maturing on March 24, 2010.  In connection with the issuance of the convertible debentures the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 9 month anniversary of such convertible debenture. Accordingly, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $82,807 at the date of issuance. The gain, resulting from the decrease in fair value of this convertible instrument was $39,405 in derivative liability for the quarter ended September 30, 2010.

10.

Research and development costs

The Company is currently developing several prototypes.  Some of them will have alternative uses as demonstration models, anticipated to be used at trade shows and marketing events.  Additionally, these prototypes are being developed from automobiles and trucks.  Successful testing of our modifications will result in a salable unit, retaining a future value.  There is residual value in these prototypes at all times.  Therefore we have capitalized three of our prototypes and included them in production prototypes in property and equipment on the balance sheet.

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

As of September 30, 2010, the Company has an accumulated deficit of $6,363,965.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12.

Related party transactions

The Company has an affiliate relationship with Ice Conversions, Inc. (ICE) with common ownership.  On December 12, 2008, the Company entered into an Agreement with ICE to acquire the rights to intellectual property and to certain assets and prototypes in exchange for common stock.

The former note holder M.M.E.D. is related to a shareholder in the Company.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2010

(Continued)

13.

Subsequent events

On October 1, 2010 the Company entered into a 12% convertible promissory note for EURO 300,000 ($414,300) with Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund.  Interest is due quarterly.  In exchange for arranging this financing, the Company issued 800,000 shares and 2,100,000 warrants ($0.10 per share).

On October 4, 2010, the Company entered into a consulting agreement with the Casale Alliance, LLP.  The Company issued 150,000 shares of restricted common stock all subject to the restrictions of SEC Rule 144.  We account for stock-based compensation in accordance ASC 718-10 “Share-Based Payment”.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award.

On November 15, 2010 the Company was engaged by the City of Long Beach through the Long Beach Harbor Department to develop and place into demonstration service one hydrogen fuel cell/plug-in electric class 8 on-road truck (TYRANOTM) and one hydrogen fuel cell/plug-in zero emission terminal tractor (ZETT).  This project will demonstrate zero emission heavy-duty vehicles in cargo handling and short haul drayage operations within the San Pedro Bay Ports.  The contract provides for Technology Advancement Program (TAP) Funding in the amount of $425,000.

On November 15, 2010, the Company entered into a 12% convertible promissory note for $600,000 with Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund.  Interest is due quarterly.

Subsequent events have been evaluated through November 22, 2010 which is the date the financial statements were issued.

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

General

We are a company focused on marketing zero-emission vehicles to a variety of alternative energy and green-minded individuals, OEM dealer networks, as well as for sale to end-user consumers. We are uniquely positioned to leverage our knowledge and experience about alternative fuels, electronic controls, hydrogen and hybrid hydrogen/electric drive systems, and hydrogen handling and refueling. We intend to become part of the truly pollution free or reduced pollution solution and alternative energy conversion systems solution for today’s drivers.

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

Quick Link to Table of Contents

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

Our future financial success will be dependent on the success of our expansion, which may take years to complete, and our future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

As of September 30, 2010, there were seven (7) full time employees at Vision Industries Corp.  This includes the officers and directors who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of September 30, 2010.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
September 30, 2010	24,962	$ 3,084,648	$ (3,063,688)
September 30, 2009	-	$ 2,238,507	$ (2.368,923)
December 31, 2009	-	$ 3,117,560	$ (3,309,387)
December 31, 2008 (restated)	$ 90,000	$ 112,846	$ (25,459)

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $5,351.

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

On September 22, 2010, we entered into a Finders’ Fee Agreement with Christian Kolster for the purpose of giving Mr. Kolster and affiliates (“CK”) the non-exclusive right to introduce prospective “accredited investors” (as that term is defined in Rule 501 of the Rules promulgated under the Securities Act of 1933) (hereinafter referred to as “Qualified Investors”) to the Company. Pursuant to the terms of the proposed Agreement, in the event that a Qualified Investor is presented to and accepted by the Company and then closes on the investment, the Company will pay a “Finder’s” fee to CK equal to 10% of the dollar amount of securities purchased by the Qualified Investor payable as 50% in cash and 50% in common stock of the Company at a conversion rate of $0.025 per share.  And, for every $100,000 invested, the Company shall issue 500,000 warrants to CK, priced at $0.10 per share.

On October 1, 2010 the Company entered into a 12% convertible promissory note for $414,300 with Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund.  Interest is due quarterly.  In exchange for arranging this financing, the Company issued 800,000 shares to CK for bringing the investor to the Company.  In addition, the Company issued CK affiliates 2,100,000 warrants, at $.10 per share.

On November 15, 2010 the Company was engaged by the City of Long Beach through the Long Beach Harbor Department to develop and place into demonstration service one hydrogen fuel cell/plug-in electric class 8 on-road truck (TYRANOTM) and one hydrogen fuel cell/plug-in zero emission terminal tractor  (ZETT).  This project will demonstrate zero emission heavy-duty vehicles in cargo handling and short haul drayage operations within the San Pedro Bay Ports.  The contract provides for City of Long Beach and City of Los Angeles (the “joint ports”) Technology Advancement Program (TAP) Funding in the amount of $425,000.  TAP was created as part of the joint ports’ Clean Air Action Program to accelerate the verification or commercial availability of new, clean technologies that are applicable to the port industry and result in significant reductions of diesel particulate matter, nitrogen oxides, sulfur oxides and other pollutants.

On November 15, 2010, the Company entered into a 12% convertible promissory note for $600,000 with Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund.  Interest is due quarterly.

Quick Link to Table of Contents

Results of Operations for the nine months ended September 30, 2010 and 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Nine months ended
	September 30, 2010	September 30, 2009
	Unaudited	Unaudited & Restated	Change	%Change
Revenue	$24,962	$-	$24,962	100%
Cost of goods sold	13,965		13,965	100%
Gross Profit	10,997		10,997	100%

Operating expenses:
Accounting	56,300	9,785	46,515	475%
Advertising	4,622	2,126	2,496	117%
Amortization	25,791	25,791	-	0%
Automobile expenses	11,065	2,464	8,601	349%
Bank Charges	1,241	1,568	(327)	-21%
Commissions	37,970	22,379	15,591	70%
Consultants	20,000	-	20,000	100%
Depreciation expense	121,751	103,848	17,903	17%
Dues and subscriptions	2,056	-	2,056	100%
Equity based compensation	1,839,085	1,123,839	715,246	64%
Insurance	3,406	18,019	(14,613)	-81%
Legal fees	34,538	37,188	(2,650)	-7%
Meals and entertainment	2,901	476	2,425	509%
Office expense	5,479	1,850	3,629	196%
Officer salary	355,000	555,000	(200,000)	-36%
Outside services	729	174,781	(174,052)	-100%
Parking	2,661	2,479	182	7%
Penalties	872	-	872	100%
Postage and delivery	971	65	906	1.394%
Rent	104,591	112,772	(8,181)	-7%
Repairs and maintenance	-	2,255	(2,255)	-100%
Research and development	282,538	13,849	268,689	1,940%
Taxes and licenses	16,310	2,793	13,517	484%
Telephone	10,140	5,178	4,962	96%
Trade shows	4,626	-	4,626	100%
Travel	1,894	3,558	(1,664)	-47%
Utilities	5,111	1,885	3,226	171%
Wages	133,000	14,560	118,441	813%
Total operating expenses	3,084,648	2,238,507	846,141	38%

Loss before other income (expense)	(3,073,651)	(2,238,507)	(835,144)	37%

Other income (expense):
Forgiveness of debt income	87,000		87,000	100%
Income tax expense	(800)	(800)	-	0%
Interest expense	(2,655)	(111,465)	108,810	-98%
Change in derivative	(53,730)		(53,730)	-100%
Gain (Loss) on sale of fixed assets	(19,852)	30	(19,882)	-100%
Loss on assignment of fixed assets		(18,181)	18,181	-100%
Total other income (expense)	9,963	(130,416)	140,379	-108%

Net loss	$(3,063,688)	(2,368,923)	$(694,765)	-29%

Loss per share: basic and diluted	$(0.08)	(0.08)	$(0)	10%
Weighted average number of common shares outstanding: Basic	36,833,818	31,467,909	5,365,909	17%

Quick Link to Table of Contents

Revenues. We had $24, 962 in revenues for the nine months ended September 30, 2010, which is a 100% increase compared to the zero revenues for the nine months ended September 30, 2009.

We believe that capital will be available through private investors and we can take advantage of the new Clean Truck Program at the Ports of Long Beach and Los Angeles, California to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses increased by $846,141 to $3,084,648 for the nine months ended September 30, 2010 from $2,238,507 for the nine months ended September 30, 2009.  The bulk of this increase is attributed the equity based compensation awarded to employees, however, $268,689 of the increase is due to increased focus on research and development.

Income (Loss) from Operations. For the nine month periods ended September 30, 2010 and September 30, 2009, we incurred losses before other income and expenses of $3,073,651and $2,238,507, respectively.  This significant loss from operations is primarily attributable to our equity based compensation and research and development expenses and our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss increased from $2,368,923 for the nine months ended September 30, 2009 to a net loss of $3,063,688 for the nine months ended September 30, 2010.

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

Quick Link to Table of Contents

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2010.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2010, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

(c)

On December 15, 2008, the Board of Directors authorized the sale of up to 980,000 units (at $1.00 per unit) with each unit comprised of one common share and one-half of a transferable common share purchase warrant (a “Warrant”) with a minimum purchase of $25,000.00 (25,000 units) (the “Offering”). Each whole Warrant was exercisable into one common share for a period of 36 months from closing of this offering at a price of $1.50 per share. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares were sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  The terms of the Offering were amended on May 5, 2009 from $1.00 per unit to $.50 per unit, with each unit comprised of one common share and two transferable common share purchase warrants.  The first Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $0.75 per share. The second Warrant was exercisable into one common share for a period of 60 months from closing of the offering at a price of $1.25 per share. The Company sold 821,000 of the authorized 980,000 units for total of $410,500.00 and then closed the offering on September 15, 2009.   Broker commissions totaled $27,365.00.   The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. Each purchaser received an Offering Memorandum and the purchasers executed subscription agreements.  The offering was limited to accredited investors. The sale transactions occurred between January 26, 2009 and September 9, 2009.

(d)

 On May 4, 2009, the Board of Directors authorized the sale of up to 5,000,000 units (at $0.50 per unit) with each unit comprised of one common share and two common share purchase warrants (“Warrants”). The first Warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $0.75 per share, and the second Warrant is exercisable into one common share for a period of 60 months from closing of this offering at a price of $1.25 per share.  The minimum investment is $20,000 or 40,000 units. The Company filed a Form D with the U.S. Securities and Exchange Commission for sales under Regulation D Section 506.  Shares are being sold to U.S. citizens under the Regulation D 506 exemption claimed under Section 4(2) of the Securities Act of 1933, as amended.  These shares were exempt from registration pursuant to Section 4(2) of

Quick Link to Table of Contents

the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933. The Offering began on September 29, 2009 with a scheduled termination date of September 29, 2009.  The following terms of the Offering were amended on September 28, 2009: effective both immediately and retroactively, the price per unit was changed from $0.50 per unit to $0.25 per unit, increasing the number of units authorized to 10,000,000, and the offering was extended fifteen (15) days to October 15, 2009.  On October 14, 2009, the offering was extended again to November 30, 2009. The Offering was subsequently extended to June 30, 2010.  Each purchaser received an Offering Memorandum, and as of June 30, 2010, the Company had sold 7,065,200 of the authorized 10,000,000 units for total of $1,766,300 with broker commissions of $35,000.

ITEM 5

OTHER INFORMATION

On October 11, 2010, the Board of Directors of the Company appointed Brett D. Mayer, age 46, and Scott Lambert, age 52, to serve as Independent Directors of the Company until the next Annual Shareholder meeting at which directors are elected.

Brett D. Mayer was at Heitman/JMB from 1990 to 2004 where he served in several positions, culminating in a partnership. He worked on over $1 billion in real estate workouts, acquisitions, developments restructurings and financings. During his tenure at the company, Mr. Mayer was involved in various types of assets and investment fund creation and execution.  After departing from Heitman/JMB, Mr. Mayer created, ran, partially owned, and raised the money for two separate strategic joint ventures with one of the country’s largest public pension funds as its lead investor and one of the largest private developers in the country as a co-owner. Collectively, those two ventures targeted $140 million to invest in inner city neighborhood retail throughout the country. Mr. Mayer holds a Bachelor of Science and Arts degree in Real Estate and Finance from the University of Denver and a Masters in Communications degree from Loyola University. Mr. Mayer sits on the board of the USC Ross Minority program and sat on the board of ANERA, a refugee aid program.

Scott Lambert worked as Executive Vice President at the William Morris Agency from 1994 to 2008 and served as President of the Business Group and Executive Vice President of Production at Relativity Media from 2008 through 2009. Mr. Lambert is currently Chairman of SPL Media, a media consulting firm, as well as Executive Vice President of American Dream Sun, a solar energy company.  He also works as a producer in Broadway, film and TV and has an overall production deal at Relativity Media LLC.  Mr. Lambert holds a BS from American University at Washington and a JD from Pepperdine University School of Law. He currently serves on the board of directors of the Mattel Children's Hospital at UCLA.

Neither Mr. Mayer nor Mr. Lambert have entered into any transactions with us which would require disclosure under Item 404(a) of Regulation S-K (17 CFR 229.404(a)).

As compensation, both Mr. Mayer and Mr. Lambert shall receive options to purchase 1,000,000 shares of Company Stock under the Vision Industries Corp. Amended 2009 Non-Qualified Stock Option Plan.  Such fee may be adjusted from time to time as agreed by Messrs Mayer and Lambert and the Company.  And, Messrs Mayer and Lambert have acknowledged that they shall not be entitled to any other benefits or compensation from the Company for services provided.

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

3.4	Articles of Amendment to Articles of Incorporation Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.

Quick Link to Table of Contents

Exhibit No.	Description
3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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

VISION INDUSTRIES CORP.

Dated: November 22, 2010	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director