Form 10-K
period 2010-12-31
VISION INDUSTRIES CORP
filed 2011-03-30
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
120 Eucalyptus Dr., El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip code)

(310) 454-5658
(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to section 12(g) of the Act
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Quick Link to Table of Contents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☑

As of June 30, 2010 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $6,609,379, as computed by reference to the closing sale price on the OTCBB of such common stock ($0.22) multiplied by the number of shares of voting stock outstanding on June 30, 2010 held by non-affiliates (30,042,631shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 29, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,239,480

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Vision was incorporated in Florida on May 11, 2004, as Cheetah Consulting, Inc. and on December 16, 2008 changed its name to Vision Industries Corp. The Company has its corporate office at 120 Eucalyptus Dr., El Segundo, CA  90245.  Our telephone number is (310) 450-0299; the Company’s virtual address is www.VisionMotorCorp.com.

We are a developer of zero emission hydrogen fuel cell/electric powered vehicles and will be providing fueling solutions by building, owning, and operating hydrogen fueling stations. Vision's proprietary hydrogen fuel cell / electric drive system combines the superior acceleration of a battery powered electric vehicle with the extended range provided by a hydrogen fuel cell. Vision is the creator of the TyranoTM, the world's first hybrid electric/hydrogen fuel cell-powered heavy duty class 8 truck, featuring zero emissions, reduced operating cost, and superior performance. Vision is also in prototype development of the CheetahTM, which is intended to be the world's first hydrogen fuel cell/ plug-in electric-powered  supercar, featuring zero emissions and 0 to 60 MPH acceleration which is faster than production Ferraris, Lamborghinis, Porsches and the battery powered Tesla.  In addition, Vision and Capacity of Texas, Inc. have joined forces to build a Zero Emissions Terminal Tractor (ZETTTM). The ZETT will be built on Capacity's PHETTTM platform and powered by the Vision plug-in electric/hydrogen fuel cell technology. The PHETTTM was the worlds 1st Hybrid Terminal Tractor.

Description of the Business

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

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our electric/hydrogen hybrid vehicles to meet market opportunities. We are focusing our alt-fuel enabling technology marketing efforts on North America, particularly Southern California. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

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

We have had minimal revenues from any source, including sales of any of our products, since the date of the inception of our business.

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

The use of hydrogen as a fuel of the future has been gaining support worldwide. Domestically, former President George W. Bush promoted his goal of achieving energy independence for the United States in tandem with dramatic improvements in the quality of the environment, as he first expressed in his 2003 State of the Union Address. Furthermore, Energy Policy Act of 2005 as enacted into law on July 29, 2005, established a comprehensive national policy that includes provisions intended to accelerate the implementation of hydrogen as an energy carrier. The Act authorized a $3.2 billion dollar investment through 2010 by the federal government towards the development, demonstration, and ultimate commercialization of these alt-fuel technologies. The funding was intended to support the research, development, and demonstration of hydrogen production, storage, distribution and dispensing, and transport. The Energy Bill also supports the research, development, and demonstration of fuel cell systems for stationary and portable power generation as well as for transportation applications, including light- and heavy-duty vehicles. Furthermore, the Act has also set goals for the production and deployment of not less than 100,000 hydrogen-fueled vehicles in the United States by 2010 and 2,500,000 hydrogen-fueled vehicles by 2020.

The U.S. Department of Energy published the National Hydrogen Energy Roadmap that provides a plan for the coordinated, long-term, public and private efforts required for hydrogen energy development. As of December 1, 2008, there were approximately 168 hydrogen-refueling stations operating worldwide and 63 planned openings. Current updated statistics regarding the number of hydrogen refueling stations can be found at http://www.fuelcells.org/info/charts/h2fuelingstations.pdf.  Some of these are open for retail service, such as the station opened by Shell Hydrogen in Washington D.C. The trend is toward compressed hydrogen. In California alone, where former Governor Arnold Schwarzenegger was actively promoting a “Hydrogen Highway Network,” there are 33 operational hydrogen stations, an increase of 50%, with plans for 111 more throughout the US in 2011-2012. In addition to signing an executive order that calls for a hydrogen refueling infrastructure throughout California, the former Governor continues to support hydrogen technologies and claims that hydrogen is one of the “environmental technologies [that] will allow us to conserve energy, cut pollution and protect our natural resources.” Other states that have recently established statewide initiatives to encourage the implementation of hydrogen and fuel cells include Colorado, Florida, Illinois, Michigan, New Mexico, New York and Ohio.

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

Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial, and military vehicles. In the automotive market, each of DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation has unveiled fuel cell vehicles with mass production of fuel cell vehicles anticipated by General Motors and Daimler to begin by 2012 to 2015, and by Toyota and Hyundai to begin by 2015. Allied Business Intelligence (“ABI”), a technology research and consultancy firm that publishes intelligence on the automotive industry and energy markets, projects that mass production of fuel cell vehicles will begin in 2010 and that the industry will produce approximately 500,000 fuel cell vehicles per year by 2015.

Quick Link to Table of Contents

Hydrogen-powered hybrid and other hydrogen vehicles can begin to drive the demand for the refueling infrastructure of this clean fuel, which is a critical component to fuel cell vehicle commercialization. The South Coast Air Quality Management District located in Diamond Bar, Southern California, is positioning the Los Angeles, Orange and Riverside Counties to be ready for fuel cell vehicles by initiating a hydrogen-powered hybrid program. In January 2006, 30 hydrogen hybrid Toyota Prii were obtained by fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, was to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program has helped expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized. We believe that this can be the model for other markets where fuel cell vehicles will emerge, such as, North America, Europe and Asia-Pacific, and thus we intend to initially focus our marketing efforts of hydrogen hybrid systems in Southern California at this time.

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

Our Business

(1) Principal Products or Services and Their Markets

Our products include the TyranoJ Freightliner, a high power short haul drayage class 8 truck for sale to both the end-user consumer market as well as to the Original Equipment Manufacturers (“OEMs”) dealer network; the Cheetah, a high performance hydrogen powered Supercar; and ZETT, a single axle, zero emission, terminal tractor jointly developed with Capacity of Texas, Inc. These vehicles will feature superior performance, zero emissions and reduced operating costs. We are uniquely positioned to leverage our knowledge and experience about alternative fuels (“alt-fuels”), electronic controls, electric and hybrid electric drive systems, and hydrogen handling and refueling capabilities to support the growing hybrid vehicle market and the early introduction of hydrogen fueled vehicles. We intend to become a one stop solution to provide a truly pollution free or reduced pollution, alternative energy conversion solution for today’s drivers.  To accomplish this we will be marketing the following alternative energies vehicles:

1.  TyranoJ

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

During the past year Vision Industries Corp has signed a teaming agreement with major defense contractor Burtek Inc. Vision Industries and Burtek Inc. have been working closely with The Department of Defense (DOD) and the Department of Energy (DOE) for the purpose of introducing Vision / Burtek technology to several divisions of the United States Military. Vision / Burtek submitted several white papers to the Pentagon in response to The US Army Tank Automotive Research and Evaluation Center (TARDEC’s) for an Advanced Vehicle and Power Initiative (AVPI) that were accepted and passed along for final review. The Advanced Vehicle and Power Initiative (AVPI) is a $4.6 Billion investment program that supports National Energy Policies and Army Energy Strategy, geared to accelerate Army adoption of advanced propulsion vehicles and increase use of renewable energy to reduce petroleum consumption and emissions, and which are capable of importing and exporting grid electric power or islanded power to installations (Army bases.)

The white papers submitted by Vision / Burtek are for fuel cell electric vehicles (FCEV) and for a technology known as a Pyrolysis / Gasification system that reduces Biomass or Waste-to-energy to produce hydrogen and other reusable gases.

Quick Link to Table of Contents

2.  Vision (Zett) Terminal Tractors

The latest evolution of innovative hybrid technology combines the advantages of hydrogen fuel cell technology to produce zero emissions. These terminal tractors are designed to operate for two full eight hour shifts without refueling using a 58KW lithium ion battery, continuously recharged by hydrogen fuel cell, resulting in zero emissions and significantly reduced operating costs and noise.

3.  Vision Refuse Trucks

Vision Motor Corp and the City of Santa Monica California are engaged in discussions to establish the compatibility of Vision’s zero emission, hydrogen/electric hybrid drive system for inclusion in Santa Monica’s refuse truck fleet by meeting or exceeding the operating requirements that have been set by Santa Monica and to demonstrate the operating-cost benefits of such vehicles.

 4.   Cheetah

We will be assembling and marketing a 425 HP, 1,350 FT/LB of torque, zero emission Supercar powered by the proprietary Vision hydrogen drive system. This hydrogen/electric hybrid drive system reduces dependence on gasoline, and eliminates pollution associated with burning fossil fuels.

 (2) Distribution Methods of the Services

The primary delivery of our services will be through our location in El Segundo, California. Our President Martin Schuermann will have the primary responsibility of targeting and developing specific segments in the transportation industry to obtain clients. As a result of the former Governor of California signing the “Hydrogen Highway” bill interest in our specific products is high.  We are receiving unsolicited inquiries regarding the TyranoJ vehicle.

We will rely on OEM partners to manufacture and assemble the TyranoJ for distribution.  We will derive revenue from the sale of our vehicles to ultimate consumers and users, or to businesses. We will rely on our sales force, strategic partners and third party vendors to sell our Vehicles, develop new customers and consummate joint application development programs with leading OEMs in our target markets.

 (3) Status of Any Publicly Announced New Product or Service

Vision plans to continue to develop our alt-fuel technologies for sale to end-user consumers to assist in expediting the commercialization of fuel cell, hybrid, alternative fuel and specialized vehicle applications. Most of the major automotive OEMs have unveiled fuel cell vehicles in response to the mass production of fuel cell vehicles anticipated by General Motors to begin before 2015, by Daimler to begin in 2012 to 2015, and by Toyota and Hyundai to begin by 2015. We expect owners of “traditional fuel” vehicles to show an increasing interest in products such as our Vehicles in order to benefit from the economies of alternate fuel. We plan to focus our initial marketing efforts primarily in Southern California.

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

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our electric/hydrogen hybrid vehicles to meet market opportunities. Initially, we are focusing our alt-fuel enabling technology marketing efforts on North America,particularly

Quick Link to Table of Contents

Southern California. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

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

In the fuel cell and hydrogen industry, our expertise will be in alternative fuel high performance vehicles. We do not manufacture fuel cells or fuel reformers or the parts we will use in our vehicles. We may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens, and Visteon, and from motor vehicle OEMs that develop fuel systems internally. We believe that our competitors have technology leadership and integration expertise derived from many years of experience with vehicle development and assembly programs whereas we are a recently formed company with no track-record. Our foreseeable competitors typically focus on individual components, whereas we will focus on integrating preexisting components into the “best- vehicle configurations.”  Also, some offer complete packaged fuel systems based on their own advanced technologies, including gaseous fuel storage, fuel metering and electronic controls.

A critical element for hydrogen-based vehicles and OEM alternative fuel vehicles is fuel storage. In our vehicles, we will use and integrate third party supplier fuel storage systems, primarily high-pressure gaseous storage cylinders for hydrogen. Manufacturers of the systems include Quantum, Dynetek Industries Ltd., Lincoln Composites and Structural Composites Inc. Liquid hydrogen, metal hydrides and on-board liquid fuel reformation may also provide alternatives to high-pressure storage. Companies pursuing these competing technologies include Linde AG, Air Products, Energy Conversion Devices, and Asemblon.  We have entered into an exclusive license agreement with Asemblon for their proprietary patented HYDRNOL™.

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

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  The parts required are typically found stocked in automotive retail outlets.  Substantially all components for the vehicle specialty equipment products and conversion kit business will be purchased from outside suppliers as “off-the-shelf” parts, including the electronic computer interface parts. Assemblage of the Vehicles will be subject to our supervision and control. Because the hardware of our products is not and will be not be designed and/or engineered by us, but is and will be “off-the-shelf,” we do not expect any problems with respect to availability of parts. However, from time to time we may experience delays in delivery of certain components or materials from suppliers. Our fuel system assembly activities are expected to include kit system assembly and system installation. We have located partners for the assemblage of the majority of our components and intend to outsource the assembly of our vehicles. Our vendor and service provider supply base will be highly diversified, with none of our suppliers expected to represent more than 20% of our raw material purchases. All components will be installed on vehicles at designated installation facilities or at approved locations by certified and/or trained personnel.

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

Quick Link to Table of Contents

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Development and protection of ICE’s intellectual property is not perceived to be crucial to our future success. Vision’s proprietary processes and methodology are  secretive and valuable and will rely on trade secret laws to protect these intellectual property rights. Although we recognize the importance of patent and trade secret laws and, when appropriate, intend to seek the advantages and benefits these laws offer, we believe that our growth and future success will be more dependent on factors such as the knowledge, experience and expertise of our personnel, new product introductions, continued emphasis on research and development and creation of “know-how.” Should we seek patents for our products, processes, or business methodology, we do not know whether any patents will be issued from our patent applications or business methodology or, if patents are obtained, whether or not the scopes of such patents will be sufficiently broad to protect our technologies or processes. Even if we obtain patents, our patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and/or scope of our patents and trademarks. We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property rights provide significant protection from competition.

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

At the present time we own domain names, trademarks, licenses, royalty agreements, and other revenue producing agreements (other than the usual business license). At the present time we do not own any patents, franchises, concessions, or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

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

 (10) Research and Development During The Last Two Fiscal Years

We spent $387,770 and $233,313 on research and development (“R&D”) during the fiscal years ended December 31, 2010 and 2009, respectively. The money used to fund this R&D was derived from private investment in and private loans to the Company.

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

Quick Link to Table of Contents

As a company we fully intend on complying with all federal, state and local environmental regulations regarding the use, storage and safety of our products.  We do not foresee any increase in costs due to compliance with environmental issues as all of the products we will purchase will have compliance with all applicable federal, state and local environmental laws.

(12) Our Employees

As of December 31, 2010, we had seven (7) full-time employees  on our payroll. In addition to our employee personnel, we utilize two (2) independent contractors in our business. During peak production periods, we may increase our work force. None of our employees is represented by a collective bargaining agreement; we consider our relations with our employees to be good.

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

 TEM 1A—RISK FACTORS

Before considering any kind of investment in our common stock, you should be aware that there are several risks, as described below. You should carefully consider all these risk factors together with all of the other information available before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred both profits and losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

This document, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") and  Section 27A of the 1933 Act, and Section 21E of the 1934 Act. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We have little in the way of current sales and we may not be able to develop additional sales. Or, conversely, we may enter into contracts with one or more re-sale market businesses that result in our being dependant on sales to, and contracts with, one or only a few parties for a substantial portion of our revenue.

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

An investment in the Company involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect the Company’s business, operating results and financial condition. In such an event, the trading price for our common shares could decline substantially, and an investor could lose all or part of his or her investment. The risks described below are not the only ones we face. Additional risks and uncertainties, including those that we do not know about now or that we currently deem immaterial, may also adversely affect our business.

Risk Factors Related To Our Financial Condition

We have a limited operating history, with no track record to determine if our planned business will be financially viable or successful. Our future mix of revenues may not reflect our current business strategy, and it may be difficult to assess our business and future prospects. We have only recently received our first purchase order contracts and commenced operations to deliver them. Our

Quick Link to Table of Contents

Company’s business plan will not be fully exploitable until our technologies pass all applicable federal and state inspection requirements. Our projected revenues from our business may fall short of our targeted goals and our profit margins may likewise not be achieved. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be successful.

Our current business strategy is to engineer, design, develop, manufacture, market, license, and sell zero emission hydrogen powered vehicles. Because the success of our business will, to some extent, rely both upon the availability of fuel-grade hydrogen throughout the state of California and the manufacture by others of hydrogen fueled vehicles which will create an increasing demand for fuel-grade hydrogen, it is impossible to predict the allocation of business revenues. Also, historical operating data as generated may be of limited value in evaluating our future prospects because the industry itself is in its early days.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy, and the price of our common shares may decline. We have not generated any positive net income since the Company’s inception May 11, 2004.  Our current business strategy is to engineer, design, develop, manufacture, market, license, and sell zero emission hydrogen powered vehicles and related business with market leadership positions for the product. In so doing, we will continue to incur significant expenditures for general administrative activities, including sales and marketing and research and development activities. As a result of these costs, we will need to generate and sustain regularly significantly higher revenues and positive gross margins to achieve and sustain profitability.

We have incurred significant operating expenses over the last two years. As a result, we expect to incur losses in 2011, and we may never achieve profitability. Accordingly, we may not be able to implement our business strategy, and the price of our common shares may decline. Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, and cause the price of our common shares to decline.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

We may experience delays in shipping our products as a result of changing customer specifications and testing procedures. Due to the dynamic nature of hydrogen and alt-fuel technologies, changes in product specifications are common and may result in delayed shipments, order cancellations or higher production costs. Evolving design requirements, product specifications or testing procedures may adversely affect our business or financial results.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

We must work at all times to lower the cost of our hydrogen drive systems (and installation costs) and demonstrate their reliability, or consumers will be unlikely to purchase our products and we will therefore not generate sufficient revenues to achieve and sustain profitability. The ultimate cost of hydrogen technology and hydrogen fuel-based products is not fully tested and known. The price of hydrogen generation products is dependent largely upon material and assembling costs. We cannot guarantee that we will be able to lower these costs to a level where we will be able to produce and/or sell a competitive product or that any product we produce using lower cost materials and assembling processes will not suffer from lower performance, reliability and longevity. If third party providers are unable to produce and distribute hydrogen and/or alternative fuel generation products that are competitive with other technologies in terms of price, performance, reliability and longevity, consumers will be unlikely to buy our Vehicles. Accordingly, we would not be able to generate sufficient revenues with positive gross margins to achieve and sustain profitability.

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

All fuels, including hydrogen, pose significant safety hazards, and hydrogen vehicles have not yet been widely used under “real-world” driving conditions. Ensuring that hydrogen fuel is safe for use by the driving public requires that appropriate codes and standards be established that will address certain characteristics of hydrogen and the safe handling of hydrogen fuels. The development of hydrogen fuel applicable standards is being undertaken by numerous organizations, including the American National Standards Institute, the American Society of Mechanical Engineers, the European Integrated Hydrogen Project, the International Code Council, the International Standards Organization, the National Fire Protection Association, the National Hydrogen Association, the

Quick Link to Table of Contents

Society of Automotive Engineers, the Canadian Standards Association, the American National Standards Institute and the International Electro-technical Commission. Given the number of organizations pursuing hydrogen and fuel cell codes and standards, it is not clear whether universally accepted codes and standards will result and, if so, when. Although many organizations have identified as a significant priority the development of codes and standards, we cannot assure you that any resulting codes and standards would not materially affect our revenue or the commercialization of our products.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Foreign investors may not be able to enforce foreign civil liability judgments against us or our directors, controlling persons and officers. We are organized under the laws of the state of Florida, USA. A majority of our directors, controlling persons and officers are residents of the USA and all or a substantial portion of their assets and substantially all of our assets are located in the United States. As a result, it may be difficult for non-U.S. holders of our common shares to affect service of process on these persons outside of the United States or to realize in foreign jurisdictions judgments rendered against them, if any. In addition, a shareholder should not assume that the courts of the USA (i) would enforce judgments of foreign courts obtained in actions against us or such persons predicated upon the civil liability provisions of foreign securities laws or other laws, or (ii) would enforce, in original actions, claims against us or such persons predicated upon foreign securities laws. However, a Florida state court or US federal court would generally enforce, in an original action, civil liability predicated on foreign securities laws if the laws that govern the shareholder’s claim according to applicable foreign law are proven by expert evidence not to be contrary to public policy as the term is applied by a US federal or state court and are not foreign penal laws or laws that deal with taxation or the taking of property by a foreign government and provided that the action is in compliance with US federal or applicable state procedural laws and applicable US or applicable state legislation regarding the limitation of actions. Also, a judgment obtained in a foreign court would generally be recognized by a US federal or state court except where, for example:

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

As of December 31, 2010, there were 16,470,000 outstanding options and 12,794,245 warrants to purchase our common shares.  In the future, we may issue options and warrants to purchase our common shares and if these securities are exercised, our shareholders will incur dilution which could be substantial. A significant element in our plan to attract and retain qualified personnel is the issuance to such persons of options to purchase our common shares. Accordingly, to the extent that we are required to issue significant numbers of options to our employees, and such options are exercised, a shareholder could experience significant dilution.

Risk Factors Relating to Our Business

Vision is a new company and, since the date of its inception on May 11, 2004, has lost money and losses may continue. We have incurred substantial losses since the company’s inception and anticipate continuing to incur substantial losses for the foreseeable future.  Vision had $641,069 in cash and cash equivalents as of December 31, 2010.  To succeed, Vision must develop new client and customer relationships and substantially increase its revenue derived from improved Vehicles and additional value-added services. Vision has expended, and to the extent it has available financing, Vision intends to continue to expend substantial resources to develop and improve its Vehicles and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, Vision may not be able to achieve or sustain profitability.

Our independent registered public accounting firm has added going concern language to its report on our financial statements, which means that Vision may not be able to continue operations without continued reliance on investment capital, which may not be readily obtainable. The report of Randall N. Drake, C.P.A., P.A., our independent registered public accounting firm, with respect to our financial statements and the related notes for the period ended December 31, 2010, indicates that at the date of their report, Vision had suffered significant losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

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

Quick Link to Table of Contents

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2008, we were required to prepare assessments regarding internal controls over financial reporting, and beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

Quick Link to Table of Contents

Vision depends upon its senior management and the loss or unavailability of any one of them could put Vision at a competitive disadvantage. Vision’s success depends largely on the skills of certain key management and technical personnel, including Martin Schuermann, Vision’s Secretary and President and Chief Executive Officer. Mr. Schuermann has an employment contract with the Company which requires him to provide his services to Vision as an “employee”. Moreover, the loss of the services of Mr. Schuermann could materially harm Vision’s business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues. We intend to purchase a “key man life insurance policy” (with the Company as beneficiary thereon) on the life of Mr. Schuermann to cover disruption in business should our CEO die or become incapacitated while providing management services to the Company. The insurance will be purchased once Vision has sufficient working capital on hand.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a foreseeable small and thinly traded public float, limited operating history and lack of revenues or profits to date for our products, which could lead to wide fluctuations in our share price. The price at which investors have purchased our common shares may not be indicative of the price that will prevail in the trading market. An investor may be unable to sell his/her/its common shares at or above his/her/its purchase price, which may result in substantial losses to an investor. The volatility in our common share price may subject us to securities litigation. The market for our common shares is expected to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors. First, we will have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are expected to be sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price.

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

Should any of the majority shareholders acquire the right to acquire substantial amounts of additional shares by option or warrant, the conversion or exercise of such securities might result in the substantial dilution of an investment in terms of a shareholder’s percentage ownership in the Company as well as the book value of his/her/its common shares. The sale of a large amount of shares of common stock received upon the conversion or exercise of any possible options or warrants granted to the above-referenced persons on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares. There are currently outstanding as of December 31, 2010, 16,470,000 options to purchase our stock issued and our President and CEO of Vision currently owns 12,500,000 of those options.  There are 7,600,000 warrants to purchase shares of common stock in the hands of two (2) individuals and a related corporate entity who already own 2,962,371 shares.  In the future, additional warrants or options could be granted, which, if granted and exercised would entitle the holders to shares of common stock, in addition to the shares they own outright. In the event of the exercise of these options or warrants, if granted, to purchase Company securities, an investor could suffer dilution of an investment in terms of percentage ownership in the company as well as the book value of common shares. In addition, the holders of the common share purchase options or warrants, if granted, may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

No foreseeable dividends. Vision has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Vision intends to retain future earnings, if any, for reinvestment in the development and marketing of our Vehicles and services. As a result, investors may have to sell their shares of Vision common stock to realize their investment.

The elimination of monetary liability against our directors under our articles of incorporation and the existence of indemnification rights to our directors, officers, and employees in our bylaws may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees. Our articles of incorporation contain provisions which eliminate the liability of our directors for monetary damages to our company and shareholders to the maximum extent permitted under Florida corporate law. Our bylaws also require us to indemnify our directors, officers, agents and employees to the maximum extent permitted by Florida corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders. Insofar as

Quick Link to Table of Contents

indemnification for liabilities arising under the 1933 Act may be permitted to directors, officers, and controlling persons of Vision pursuant to the foregoing provisions of Florida law, or otherwise, the SEC has nevertheless held that such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, Vision may incur substantial litigation expense in the process of determining whether or not the party asserting indemnification is entitled to it.

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

.ITEM 2—DESCRIPTION OF PROPERTY

The Company leases its corporate office at 120 Eucalyptus Dr., El Segundo, CA  90245. The Company leases its R& D facilities at130 Eucalyptus Dr., El Segundo, CA 90245. Our telephone number is (310) 454-5658; the Company’s virtual address is www.VisionMotorCorp.com.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending December 31, 2010 that were not reported in a current report on Form 8-K.

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “VIIC.”  The price of our stock at market closing on December 31, 2010 was $0.28 per share.

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

During the year ended December 31, 2010, the Company issued 7,247,727 shares of common stock:  2,200,000 issued through private placement offering to accredited investors; 2,075,707 issued through awards of stock to employees and independent contractors; and 2,972,020 issued for consulting services.

The above private placement offering was deemed or determined by the Company to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

We had two hundred sixty seven (267) stockholders of record of our common stock as of December 31, 2010.  The CUSIP number for our common stock is 92835C 101.

ITEM 6—SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and as such, are not providing the information contained in this item pursuant to Item 303(d) of  Regulation S-K.

Quick Link to Table of Contents

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

General

We are an operating company that is seeking to expand its operations. We have an operating history and have generated revenues from our prior business model activities that have produced both net incomes and losses in the periods in which we have been fully operational. .

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have engaged Stonegate Securities to introduce the Company to institutional investors with the intent of raising additional operating capital to fund continued growth.Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

Currently, there are seven (7) full-time employees on our payroll at Vision Industries Corp.  This includes the officers and directors who run the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported

Quick Link to Table of Contents

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Impairment of Long-Lived Assets

The Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.  In accordance with ASC360, the Company has identified impairment of its long lived assets and has disclosed these impairments in notes 3 and 4 of the financials.

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
December 31, 2010	$ 24,962	$ 4,488,618	$ (4,579,749)

December 31, 2009	$ -	$ 3,117,560	$ (3,309,387)

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $641,069.

Between May 2004 and December 2008, the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses whose management was seeking a method of divesting themselves of the business.  At the time, our management believed we could capitalize on the number of business owners seeking to develop an appropriate exit strategy.

We changed to our current business model in 2009.  Since then, we incurred additional liabilities that made our company illiquid at times.  However, the Company has raised capital through a private placement under Regulation 506, as well as through private debentures with a European fund and a European individual.  This infusion of capital has allowed the Company to acquire test vehicles, pay its legal and accounting expenses, as well as fund the daily operational expenses.

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

Due to current global sentiment towards alternative energy and fuel efficiency in the HEV/EV markets, the Company, in July 2010 entered into a non-exclusive placement agreement with Stonegate Securities, Inc., a Texas corporation, to raise capital via a private placement to be executed in the near future.

Results of Operations for the years ended December 31, 2010 and 2009

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Years Ended December 31,

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)	%Change
Revenue:	$24,962	$-	100%
Cost of Sales:	15,381		100%
Gross Profit	9,581	-	100%
Operating expenses:	4,488,618	3,117,559	43%
Loss before other income (expense).	(4,479,037)	(3,117,559)	43%
Other income (expense):	(100,712)	(191,828)	47%
Net income (loss)	$(4,579,749)	$(3,309,387)	37%
Income (loss) per share: basic and diluted	(0.12)	(0.09)	35%

Revenues. For the year ended December 31, 2010, revenues were $24,962, compared to $0.00 for the year ended December 31, 2009.The revenues generated in the current year were directly attributable  to the sale of some components to a foreign customer..   We intend to take advantage of the new rules at the Ports of Long Beach and Los Angeles, California to generate revenue beginning in 2011.

Quick Link to Table of Contents

Operating Expenses. Expenses increased by $ 1,341,059 to $4,488,618 for the year ended December 31, 2010 from $3,117,559 for the year ended December 31, 2009.  The majority of the increase in  expenses is reflected in the increase in equity based compensation of $1,381,340  We believe that such equity based compensation provides incentive to employees, independent contractors and consultants engaged in capital and financing arrangements.

As a percentage of revenues, our cost of revenues was 62% for the year ended December 31, 2010.  Because we had no revenue in 2009, a percentage of revenues is not a relevant comparison.

Income (Loss) from Operations. For the year ended December 31, 2010 and 2009, we incurred losses of $4,579,749 and $3,309,387 , respectively, an increased deficit of 1,270,362.

Net Income(loss). As a result of the factors described above, net loss increased from ($3,309,387) for the year ended December 31, 2009 to ($4,579,740) for the year ended in 2010.

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

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Quick Link to Table of Contents

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw material prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings, however, we believe these fluctuations have not been significant.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

Quick Link to Table of Contents

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 11, 2010, the Board of Directors of the Company appointed Brett D. Mayer and Scott Lambert to serve as Independent Directors of the Company until the next Annual Shareholder meeting at which directors are elected.  Neither Mr. Mayer nor Mr. Lambert have entered into any transactions with us which would require disclosure under Item 404(a) of Regulation S-K (17 CFR 229.404(a)).  As compensation, both Mr. Mayer and Mr. Lambert shall receive options to purchase 1,000,000 shares of Company Stock under the Vision Industries Corp. Amended 2009 Non-Qualified Stock Option Plan.  Such fee may be adjusted from time to time as agreed by Messrs Mayer and Lambert and the Company.  And, Messrs Mayer and Lambert have acknowledged that they shall not be entitled to any other benefits or compensation from the Company for services provided

Table 4.0 Directors and Executive Officers

Name	Age	Position
Martin Schuermann	45	President, Secretary, Treasurer, CEO, CFO & Director[1]
Brett D. Mayer	47	Independent Director
Scott Lambert	53	Independent Director
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

- Brett D. Mayer was appointed to the position of Independent Director at Vision on October 11, 2010.  He was at Heitman/JMB from 1990 to 2004 where he served in several positions, culminating in a partnership. He worked on over $1 billion in real estate workouts, acquisitions, developments restructurings and financings. During his tenure at the company, Mr. Mayer was involved in various types of assets and investment fund creation and execution.  After departing from Heitman/JMB, Mr. Mayer created, ran, partially owned, and raised the money for two separate strategic joint ventures with one of the country’s largest public pension funds as its lead investor and one of the largest private developers in the country as a co-owner. Collectively, those two ventures targeted $140 million to invest in inner city neighborhood retail throughout the country. Mr. Mayer holds a Bachelor of Science and Arts degree in Real Estate and Finance from the University of Denver and a Masters in Communications degree from Loyola University. Mr. Mayer sits on the board of the USC Ross Minority program and sat on the board of ANERA, a refugee aid program.

- Scott Lambert was appointed to the position of Independent Director at Vision on October 11, 2010..He worked as Executive Vice President at the William Morris Agency from 1994 to 2008 and served as President of the Business Group and Executive Vice President of Production at Relativity Media from 2008 through 2009. Mr. Lambert is currently Chairman of SPL Media, a media consulting firm, as well as Executive Vice President of American Dream Sun, a solar energy company.  He also works as a producer in Broadway, film and TV and has an overall production deal at Relativity Media LLC.  Mr. Lambert holds a BS from American University at Washington and a JD from Pepperdine University School of Law. He currently serves on the board of directors of the Mattel Children's Hospital at UCLA.

Quick Link to Table of Contents

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2010 were timely filed with the Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial officers, which group includes the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics may be accessed at www.visionmotorcorp.com, our Internet website, by clicking on “Company.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

The Company’s Board of Directors has an Audit Committee, which is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent registered public accounting firm; (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal controls over financial reporting. In addition, the committee recommends to the Board of Directors the appointment of independent accountants and analyzes the reports and recommendations of such firm. The committee also prepares the Audit Committee report required by the rules of the Commission. During 2010, the Audit Committee consisted of Messrs. Mayer, and Lambert, each of whom was determined by the Board of Directors to be independent of the Company based on the NASDAQ Capital Market’s definition of “independence.” The Board of Directors has identified Mr. Mayer as the Audit Committee financial expert and determined that Mr. Mayer is independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

.ITEM 11.—EXECUTIVE COMPENSATION

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

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2010 and 2009, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2009 and 2008, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Quick Link to Table of Contents

Table 5.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Martin Schuermann, President, Director	2010	300,000	0	0		0		5,250	305,250
	2009	319,250	0	0	353,165	0	1,500	0	673,915
Lawrence Weisdorn,[2] former COB, CFO, Secretary	2010	75,000						2,250	77,250
	2009	319,250	0	0	195,375	0	14,732	0	529,357
Donald Hejmanowski,[3] former Vice President Communications, Director	2010	0	0	0	0	0	0	0	0
	2009	87,500	0	0	195,375	0	7,000	0	289,875

[1]The 2009 Vision Industries Corp. Non-Qualified Stock Option Plan was adopted by the Shareholders on January 8, 2009, and Amended on November 5, 2009.

[2]Lawrence Weisdorn resigned as Director, Secretary, Treasurer, Chief Financial Officer and Chief Operating Officer as of May 12, 2010.

[3]Donald Hejmanowski resigned as Director and Vice-President of Corporate Communications as of May 7, 2010.

On December 15, 2008, the Company entered into executive employment agreements with Martin Schuermann, Lawrence Weisdorn and Donald Hejmanowski.

Pursuant to these Agreements, Martin Schuermann is employed as Chief Executive Officer and President of the Company, Lawrence Weisdorn was employed as Chief Operating Officer and Chief Financial Officer, and Donald Hejmanowski was employed as Vice President of Corporate Communications of the Company.  The term of the Agreements are two years unless terminated earlier by either the Company or the Employee by written notice.  Services rendered by the Employees were to be compensated in the amount of $300,000, $300,000 and $84,000 per year, for Mr. Schuermann, Mr. Weisdorn and Mr. Hejmanowski, respectively.  In addition, each Officer-Employee was to receive stock options pursuant to the company’s stock option plan.  In the event of termination, the Company shall pay the Employee a prorated monthly salary as of the final day of employment; all unvested stock options will be cancelled and revert to the Company, the Employee will have 30 calendar days from the termination date to exercise any vested but unexercised options.

On May 7, 2010, Donald Hejmanowski resigned as Director and as Vice-President of Corporate Communications, effective immediately.   On May 12, 2010, Lawrence Weisdorn resigned as Director, Secretary, Treasurer, Chief Financial Officer, and Chief Operating Officer.  Neither Mr. Hejmanowski’s nor Mr. Weisdorn’s departures are the result of any disagreement with the Company regarding the Company’s operations, policies or practices.  Furthermore, neither Mr. Hejmanowski nor Mr. Weisdorn exercised any of their stock options within the 30 calendar day exercise period.

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not bested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2010:

Quick Link to Table of Contents

Table 6.0 Outstanding Equity Awards at December 31, 2010

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin Schuermann	1,500,000[1]	3,000,000	0	$1.00	1/8/2014	0	0	0	0
	2,666,667[2]	5,333,333	0	$0.54	11/5/2014	0	0	0	0
Brett D. Mayer	250,000[3]	750,000	0	$0.10	10/1/2015	0	0	0	0
Scott Lambert	250,000[4]	750,000	0	$0.10	10/1/2015	0	0	0	0
Lawrence Weisdorn	0	0[5,6]	0	0	-	0	0	0	0
Donald Hejmanowski	0	0[7,8]	0	0	-	0	0	0	0

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

3On October 11, 2010, pursuant to the terms of Mr. Mayer’s Independent Director Agreement, the Company awarded Mr. Mayer 1,000,000 stock options, which vest in four (4) equal installments of 250,000 on January 1, 2011, April 1, 2011. July 1, 2011, and October 1, 2011.

4On October 11, 2010, pursuant to the terms of Mr. Lambert’s Independent Director Agreement, the Company awarded Mr. Lambert 1,000,000 stock options, which vest in four (4) equal installments of 250,000 on January 1, 2011, April 1, 2011. July 1, 2011, and October 1, 2011.

5 On January 7, 2009, the Company awarded Mr. Weisdorn 3,000,000 options which vest in three equal installments of 1,000,000 on January 8, 2010, January 8, 2011, and January 8, 2012.  The options expire on January 8, 2014.

6 On May 12, 2010, pursuant to Mr. Weisdorn’s employment and stock option agreement, his 3,000,000 unexercised stock option were cancelled upon his resignation.

7 On January 7, 2009, the Company awarded Mr. Hejmanowski 3,000,000 options which vest in three equal installments of 1,000,000 on January 8, 2010, January 8, 2011, and January 8, 2012.  The options expire on January 8, 2014.

8 On May 7, 2010, pursuant to Mr. Hejmanowski’s employment and stock option agreement, his 3,000,000 unexercised stock option were cancelled upon his resignation.

Quick Link to Table of Contents

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Martin Schuermann	0	0	0	0	0	0	0
Brett D. Mayer	0	0	15,000[1]	0	0	0	15,000
Scott Lambert	0	0	15,000[2]	0	0	0	15,000
Lawrence Weisdorn	0	0	0	0	0	0	0
Donald Hejmanowski	0	0	0	0	0	0	0

1On October 11, 2010, pursuant to the terms of Mr. Mayer’s Independent Director Agreement, the Company awarded Mr. Mayer 1,000,000 stock options, exercisable at $0.10 per share, which vest in four (4) equal installments of 250,000 on January 1, 2011, April 1, 2011. July 1, 2011, and October 1, 2011.

2On October 11, 2010, pursuant to the terms of Mr. Lambert’s Independent Director Agreement, the Company awarded Mr. Lambert 1,000,000 stock options, exercisable at $0.10 per share, which vest in four (4) equal installments of 250,000 on January 1, 2011, April 1, 2011. July 1, 2011, and October 1, 2011.

Board of Directors and Committees

Currently, our Board of Directors consists of Martin Schuermann, Brett D. Mayer, and Scott Lambert. We are not actively seeking additional board members. At present, the Board of Directors has not established any standing committees, other than the Compensation and Stock Option Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2010, Martin Schuermann was an employee-officer of the Company and both Brett D. Mayer and Scott Lambert were not employee-officers of the Company.   Neither Mr. Mayer nor Mr. Lambert were formerly an officer of the Company and none of the Compensation Committee members had any disclosable transactions with related persons under Item 404 of Regulation S-K.  Board members participated in the consideration of the Director compensation.  At this time, the Compensation Committee does not have a charter.

Compensation Committee Report

The Compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management.  Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

o

Martin Schuermann, President, Director

o

Brett D. Mayer, Independent Director

o

Scott Lambert, Independent Director

Quick Link to Table of Contents

Compensation and Stock Option Committee

The Compensation and Stock Option Committee (“CSO” Committee”) is charged to advance the interests of the company by encouraging and providing for the acquisition of an equity interest in the Company by non-employee directors, officers, key employees, and consultants through the grant of options to purchase common stock.  Our CSO Committee is comprised of all members of the Board of Directors.  Pursuant to the Stock Option Plan as amended, because two of the Directors are “non-employee directors,” the CSO Committee now has the authority to grant Options to all Participants (“any employee, consultant, advisor, or Non-Employee Director of the Company”).  Accordingly, the “Select Committee” was dissolved.

Employment Agreements

Currently, we have an employment agreement with our sole Officer, Martin Schuermann.  A copy of the agreement may be found as an exhibit to the Company’s Report on Form 8-K, and amendments thereto, filed on December 29, 2008 and available on the SEC’s EDGAR database at www.sec.gov.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2010, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Martin Schuermann 120 Eucalyptus Dr. El Segundo, CA 90245	4,765,000[1]	12.77%
Common Stock	Donald Hejmanowski 2878 E. Sedgwick Ave. Pahrump, NV 89061	3,028,000	8.11%
Common Stock	John Skipper Woods 5773 Woodway No. 430 Houston, TX 77057	2,000,000	5.36%
Common Stock	Brett D. Mayer 1801 Century Park East, 9th Floor Los Angeles, CA 90087	250,000[2]	0.67%
Common Stock	Scott Lambert 9575 Gloucester Dr. Beverly Hills, CA 91211	250,000[3]	0.67%
Common Stock	All Executive Officers and Directors as a Group		27.58%

[1] This number includes 1,500,000 options which vested on January 8, 2010, and 1,500,000 options which vested on January 8, 2011.

[2] This number includes 250,000 options which vested on January 1, 2011.

[3] This number includes 250,000 options which vested on January 1, 2011

Quick Link to Table of Contents

The following table sets forth information concerning the 2009 Vision Industries Corp. Non-Qualified Stock Option Plan which was adopted by the Shareholders on January 8, 2009, and Amended on November 5, 2009.

Table 9.0 Stock Option and Warrants

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	16,470,000	$0.64	8,530,000

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2010, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.  The former President and Chairman of our company, Diane J. Harrison, is the President of Harrison Law, P.A., the Company’s securities law firm.  Ms. Harrison is a licensed attorney in good standing in Florida and Nevada. She is a security holder of the Company holding less than 5% of the stock issued and outstanding on December 31, 2010.

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated each of its directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stock option holder of the Company:

•

Brett D. Mayer

•

Scott Lambert

In addition, based on such standards, the Board of Directors has determined that Mr. Martin Schuermann is not independent because Mr. Schuermann is the President and Chief Executive Officer of the Company.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Randall N. Drake, C.P.A. for fiscal 2010 and 2009:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2010	$ 24,500	0	$ 0.0	$ 51,898	$ 76,398,5
2009	$ 19,000	0	$ 1,785	$ 23,300	$ 44,085

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of Vision Industries Corp. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2010 and December 31, 2009

•

Statements of Operations for the years ended December 31, 2010 and December 31, 2009

•

Statements of Stockholders’ Deficit for the years ended December 31, 2010 and December 31, 2009

•

Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009

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

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: March 29, 2011	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VISION INDUSTRIES CORP.

Dated: March 29, 2011	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chairman of the Board of Directors

Dated: March 29, 2011	/s/ BRETT D. MAYER
Brett D. Mayer
Director

Dated: March 29, 2011	/s/ SCOTT LAMBERT
Scott Lambert
Director

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Vision Industries Corp

El Segundo, CA

We have audited the accompanying balance sheets of Vision Industries, Corp. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 12 to the financial statements, the Company has not generated sufficient revenue and has not established sustainable operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA PA

Clearwater, Florida

March 29, 2011

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

BALANCE SHEET

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$641,069	$66,589
Prepaid expenses	26,058	13,141
Trade deposits	111,025	-
Supply inventory	11,450	-
Total current assets	789,602	79,730

Property and equipment, net	290,574	655,164

Intangible assets, net	346,427	480,015

Other assets:
Note receivable	-	5,000
Security deposits	20,793	19,875
Total other assets	20,793	24,875

Total assets	$1,447,397	$1,239,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$349,979	$598,987
Current portion notes payable	247,322	216,000
Total current liabilities	597,301	814,987

Noncurrent liabilities:
Notes payable - noncurrent portion	1,514,330	-
Total noncurrent liabilities	1,514,330	-

Total liabilities	2,111,631	814,987

Stockholders' deficit:
Common stock, $.001 par value,
500,000,000 authorized, 37,320,631 and 37,298,571
issued and outstanding, respectively	37,321	37,299
Additional paid in capital	7,538,658	3,817,227
Deferred compensation	(360,188)	(129,452)
Accumulated deficit	(7,880,026)	(3,300,277)
Total stockholders' deficit	(664,235)	424,797

Total liabilities and stockholders' deficit	$1,447,397	$1,239,784

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

STATEMENT OF OPERATION

For the Years Ended:

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)

Revenue:
Sales	$24,962	$-
Total revenue	24,962	-

Cost of Sales:
Purchases	13,965	-
Freight	1,416	-
Total Cost Of Sales	15,381	-

Gross Profit	9,581	-

Operating expenses:
Research and development	387,770	233,313
General & administrative	916,217	1,154,223
Equity based compensation	2,953,457	1,572,117
Depreciation/amortization expense	231,174	157,906
Total operating expenses:	4,488,618	3,117,559

Loss before other income (expense)	(4,479,037)	(3,117,559)
Other income (expense):
Forgiveness of debt	87,000	-
Loss on sale of fixed assets	(24,852)	30
Franchise tax expense	(800)	(800)
Interest expense	(11,138)	(171,843)
Change in derivative	(150,922)	-
Loss on assignment of fixed assets	-	(18,181)
Loss on foreign currency translation	-	(1,034)
Total other income (expense)	(100,712)	(191,828)

Net loss before provision for income tax	4,579,749)	(3,309,387)
Provision for income tax	-	-
Net loss	$(4,579,749)	$(3,309,387)
Loss per share: basic and diluted	$(0.12)	$(0.09)

Weighted average number of
common shares outstanding:
Basic and diluted	38,005,533	37,298,571

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFCIT

For the Years Ended December 31, 2010 and December 31, 2009

(Audited)

	Common Stock
	Shares	Amount	Paid in Capital	Deferred Compen-sation	Retained Earnings	Total

Balances at December 31, 2008	29,050,000	$29,050	$447,750	$(24,732)	$9,110	$461,178

Issuance of new shares on for cash	5,686,200	5,686	1,621,114		-	1,626,800

Issuance of new shares for non cash	2,682,871	2,683	1,748,363	(104,720)	-	1,646,326

Stock forfeitures	(120,500)	(120)	-	-	-	(120)

Net loss		-	-	-	(3,309,387)	(3,309,387)

Balances at December 31, 2009	37,298,571	37,299	3,817,227	(129,452)	(3,300,277)	424,797

Issuance of new shares on for cash	2,200,000	2,200	546,360		0	548,560

Issuance of new shares for non cash	5,047,727	5,048	3,175,071	(230,736)	0	2,919,383

Stock forfeitures	(7,225,667)	(7,226.00)	0	0	0	(7,226.00)

Net loss		0	0	0	(4,579,749)	(4,579,749)

Balances at December 31, 2010	37,320,631	$37,321	$7,538,658	$(360,188)	$(7,880,026)	$(664,235)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

STATEMENT OF CASH FLOWS

For the Years Ended

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,579,749)	$3,309,387)

Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	2,953,457	1,572,117
Depreciation and amortization	231,174	157,906
Loss on sale and assignment of assets	-	18,211
Impairment of assets and intangibles	400,990
Write off of note	5,000
Changes in operating assets and liabilities:
Inventory	(11,450)	-
Trade deposits	(111,025)	-
Prepaid expense	(12,917)	(13,141)
Notes payable	(12,578)	-
Accounts payable and accrued expense	(249,008)	73,575

Cash used by operating activities	(1,386,106)	(1,500,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(94,485)	(572,254)
Sale of property and equipment		14,600
Note receivable	-	(5,000)
Security deposits	(919)	(19,875)

Cash used by investing activities	(95,404)	(582,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(17,000)	(27,167)
Issuance Cost on Notes	(50,800)
Short term borrowings	1,575,230	550,000
Issuance of common stock	548,560	1,626,800

Cash provided by financing activities	2,055,990	2,149,633

Net increase in cash and cash equivalents	574,480	66,385

Cash and cash equivalents, beginning of period	66,589	204

Cash and cash equivalents, end of period	$641,069	$66,589

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest expense	$(2,656)	$(171,843)
Assignment of fixed assets	-	55,075
Sale of property & equipment	24,852	5,000
Acquisition of intellectual property	-	515,836
Issuance of common stock	5,048	8,249
Paid in capital	3,145,072	3,369,477
Deferred compensation	1,466,850	886,872
Cancellation of Common stock	(7,180)	-
Forgiveness of debt	87,000	-
Inventory	11,450	-

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 9 and December 31, 2009

(Audited)

1.

General background and business environment

The Company was incorporated May 11, 2004 in the State of Florida with the intent of providing consulting services to the transportation industry.  In 2009 the company moved its headquarters to EL, Segundo Ca, to concentrate on the development and production of zero-emission drivetrains for heavy duty vehicles as well as high performance sports cars.

Management’s immediate vision for the high performance hydrogen drive system is to provide a pollution free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the Ports of Long Beach and Los Angeles, California.

The Company is uniquely positioned to leverage its knowledge and experience about alternative fuels, electronic controls, hydrogen and hybrid hydrogen/electric drive systems, and hydrogen handling and refueling.  The Company intends to become part of the truly pollution free or reduced pollution solution and alternative energy conversion systems solution for today’s drivers.

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended December 31, 2010; (b) the financial position at December 31, 2010 and (c) cash flows for the year ended December 31, 2010, have been made.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

2.

Summary of significant accounting policies (continued)

Critical Accounting Policies and Use of Estimates (continued)

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

2.

Summary of significant accounting policies (continued)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to fifteen years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.  The Company determined that there was an impairment of the carrying value of its Intangible assets as a result of completing its annual impairment analysis as of December 31, 2010.  The results of this review and impact of the impairment are more fully described in Note 4 “Intangibles.”

Revenue Recognition

The Company typically operates on a project basis and recognizes revenue when it has completed tasks specified in the particular contract for a specific project.  From time to time Vision may sell all or part of a development project for parts or components and recognizes the revenue from the sale when items are shipped. Revenue is recognized net of sales taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized to the extent where there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  The direct costs of a project are recorded as incurred and recognized as direct expense of a sale at time of invoice.

Research and Development Recognition Policy

Research expenditure is recognized as an expense when it is incurred. Development expenditure is recognized as an expense except that expenditure incurred on development projects are capitalized as long-term assets to the extent that such expenditure is expected to generate future economic benefits. Development expenditure is capitalized if, and only if an entity can demonstrate all of the following:

1.

its ability to measure reliably the expenditure attributable to the asset under development;

2.

the product or process is technically and commercially feasible;

3.

its future economic benefits are probable;

4.

its ability to use or sell the developed asset;

5.

the availability of adequate technical, financial and other resources to complete the asset under development; and

6.

its intention to complete the intangible asset and use or sell.

Capitalized development expenditure is measured at cost less accumulated amortization and impairment losses, if any. Development expenditure initially recognized as an expense is not recognized as assets in the subsequent period. The development expenditure is amortized on a straight-line method over a period of not exceeding 7 years when the products are ready for sale or use. In the event that the expected future economic benefits are no longer probable of being recovered, the development expenditure is written down to its recoverable amount.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

3.

Property and equipment

Property and equipment at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009
Automobiles	$11,238	$0
Computers	5,139	2,826
Furniture and fixtures	1,550	1,000
Office equipment	1,000	1,000
Shop equipment	44,034	42,234
Production prototypes	526,753	727,617
	589,714	775,228
Less accumulated depreciation	(299,140)	(120,064)
	$290,574	$655,164

Property and equipment are stated at cost whereas production prototypes are stated at net realizable value.    Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, and production equipment from five to seven years. Depreciation on production prototypes uses the straight-line method over five to seven years, however, the prototypes are evaluated on a yearly basis for impairment due to chages in estimates or net realizable value.  During the company’s annual review of PP&E carrying costs in the fourth quarter it was determined that due to change in estimates relating to future revenue and cashflows resulting from the automobile prototype a write down of $280,000 was necessary in the production prototypes category as of December 31, 2010.

Depreciation expense for the year ended December 31, 2010 and 2009 was $196,786 and $123,518 respectively.

4.

Intangibles

Intangible assets at December 31, 2010 and 2009 consist of the following:

		December 31, 2010	December 31, 2009
Beginning Balance		$480,015	$515,836
Additions Amortization Impairment Charge	-	50,800 34,388 (150,000)	(35,821) -
		$346,427	$480,015

Amortization expense for the year ended December 31, 2010 and 2009 was $34,388 and $34,388, respectively.

Impairment of  Indefinite Lived Intangibles and Goodwill

As part of our annual impairment analysis, it was determined that the carrying amount of the Company’s indefinite lived intangible assets was impaired due to a change in estimates of future revenue streams and cashflows associated with the intellectual property acquired from ICE and a write down in the Intangibles of $150,000 was recognized in December, 2010. Since this asset was acquired from ICE the write down was off set against the related liability to ICE.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

5.

Accrued expenses

Accounts payable and accrued expenses at December 31, 2010 and 2009 were $349,979 and $598,987, respectively and included operating expenses.  In 2010, the accrued expenses consist mainly of salary and payroll liabilities totaling $276,246.

6.

Income Tax

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	December 31, 2010	December 31, 2009
Current tax (benefit/ provision
Federal	$-	$-
State	-	-
Total current tax (benefit)/provision	-	-

Deferred tax (benefit)/provision
Federal	-	-
State	-	-
Total deferred tax (benefit)/provision	-	-

Total tax (benefit)/provision	$-	$-

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	December 31, 2010	December 31, 2009
Expected statutory rate	(34.00%)	(34.00%)
State income tax rate, net of federal benefit	0.00%	0.00%
Permanent differences	0.70%	0.16%
Federal credits	0.00%	(0.42%)
Change in valuation allowance	33.3%	34.26%
Effective tax rate	0.00%	0.00%

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items, net operating loss carry-forwards and credit carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets.

The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

6.

Income Tax (continued)

Deferred Income Taxes (continued)

In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates, recent organizational changes, its forecasts and projections. The Company therefore has recorded a valuation allowance for its net deferred tax assets as of December 31, 2010 and December 31, 2009.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the valuation allowance.

The components of the Company's net deferred tax assets and liabilities as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deferred Tax Assets:
Accrued compensation	$57,938	$106,884
Derivative	60,119	-
Intangible assets	8,123	4,140
Equity compensation	1,766,579	626,242
Federal and state credits	19,785	19,785
Net operating loss carry-forwards	1,339,948	671,563
Subtotal	3,252,492	1,428,614
Less valuation allowance	(3,215,801)	(1,382,918)
Total deferred tax assets	36,691	45,696

Deferred Tax Liabilities:
Property, plant and equipment	36,691	45,696
Total deferred tax liabilities	36,691	45,696

Net Deferred Tax Asset	$0	$(0)

As a result of certain realization requirements of ASC Topic 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010 and 2009 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include net operating loss carry-forwards. Equity will be increased by approximately $36,000 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

6.

Income Tax (continued)

Deferred Income Taxes (continued)

As of December 31, 2010 the Company has net operating loss and credit carry-forwards remaining from the following years:

Year Generated	Federal Net Operating Loss	Expires	State Net Operating Loss	Expires	Federal Credits	Expires	State Credits	Expires
2008	$ 22,308	2028	$ 16,350	2028	$ -		-
2009	1,574,460	2029	1,445,278	2019	13,999	2029	5,786	indefinite
2010	1,564,538	2030	1,543,468	2020	-		-
	$ 3,161,305		$3,005,095		$ 13,999		5,786

The Company periodically analyzes the ownership change thresholds set forth in Internal Revenue Code section 382 as a result of transactions in its stock over the past several years.  Should an ownership change occur in a future period, the Company’s U.S. federal income tax net operating losses and tax credits incurred prior to the ownership change could be subject to a post-change annual usage limitation equal to the value of the Company at the time of the ownership change multiplied by the long-term tax exempt rate at such time as established by the IRS.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31, 2010	December 31, 2009
Unrecognized tax benefits - January 1	$-	$-
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	-	-
Gross increases - tax positions in current period	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$-	$-

Included in the balance of unrecognized tax benefits as of December 31, 2010 and 2009, are $0 and $0, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010 and 2009, are $0 and $0, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $0 and interest of $0 during 2010 and in total, as of December 31, 2010, has recognized a liability for penalties of $0 and interest of $0. During 2009, the Company accrued penalties of $0 and interest of $0 and in total, as of December 31, 2009, had recognized a liability for penalties of $0 and interest of $0.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

6.

Income Tax (continued)

Deferred Income Taxes (continued)

The Company believes that it is reasonably possible that no change in unrecognized tax benefits may be necessary within the coming year.  As of December 31, 2009 the Company believed that it was reasonably possible that no change in unrecognized tax benefits would have occurred during the year ended December 31, 2010.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2010 the Company’s tax years for 2007, 2008 and 2009 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2010, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007. Tax year 2006 was open as of December 31, 2009.

7.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

7.

Stockholders’ equity (continued)

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

On November 15th, 2010 the Company issued 150,000 shares at $0.05 per share to Gerard N. Casale for legal services performed on behalf of the Company in the fourth quarter of 2010.

In conjunction with the consummation of the Quality Investment Fund notes as well as the QIF Malta 1 Ltd note on October 8th , November 15 and December 28th respectively, the Company issued  2,000,000 shares of common stock to C&M Capital for consulting services rendered with respect to the notes, in addition the Company also issued warrants totaling 7,600,000 to C&M Capital.  The related warrant expense was valued using the Black-Scholes option pricing  model at date of issuance and is being amortized over the life of the notes. The equity based compensation charge for these warrants in the fourth quarter 2010 was $659,405.

 On December 31, 2010, there were 37,320,631 shares of common stock issued and outstanding

8.

Debenture Financing

On June 23, 2010, to obtain funding for working capital, the Company entered into securities purchase agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company agreed to issue its 8% Convertible Debentures for an aggregate purchase price of $60,000.  The Debenture bears interest at 8% per annum and matures nine months from the date of issuance on March 24, 2011. The Debenture will be convertible at the option of the holder at any time after ninety days into shares of common stock, at a conversion price equal to 61% of the market price paid per share. In connection with the issuance of this convertible debenture the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 9 month anniversary of such convertible debenture.  In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $82,807 at the date of issuance. The loss, resulting from the increase in fair value of this convertible instrument was $150,922 in derivative liability for the year ended December 31, 2010. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 266%; risk-free interest rate of 2.3% and an expected holding period of nine months.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

8.

Debenture Financing (continued)

On October 8th, 2010 the Company borrowed $414,330 from Quality Investment Fund. The Convertible subordinated Promissory note bears interest of 12% and the principal and accrued interest are due and payable on October 1st, 2012.  The note is convertible at a purchase price per share of $0.065.

On November 15th, 2010 the Company borrowed $600,000 from Quality Investment Fund.  The Convertible subordinated Promissory note bears interest of 12% and the principal and accrued interest are due and payable on November 15th, 2012.  The note is convertible at a purchase price per share of $0.10.

The Quality Investment fund notes will automatically convert to Stock if and when the company’s stock trades at above $5.00 per share for thirty consecutive trading days.  The notes are also required to be redeemed if the Company completes a successful placement of stock of at least five million dollars

9.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The lease on the on the corporate offices and the production facility expire January 31, 2012.   Monthly base rent is $1,992 and $8,323, respectively.

Minimum future lease payments on the corporate offices and production facilities are as follows for leases in place as of December 31, 2010:

2011	$123,780
2012	10,315
Total	$134,315

The Company has no known lawsuits or any pending litigation.

10.

Notes Payable

On May 7, 2009 Donald Hejmanowski, then Vice President of Corporate Communications, lent the Company $50,000.  After a partial payment of $14,000, a balance remains of $36,000 which is due and payable.

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

On December 28th, 2010 the Company borrowed $500,000 from QIF Malta 1 Ltd.  The note bears simple interest of 5% per annum and matures on December 28th, 2012. The company has classified the QIF Malta note as part of non-current liabilities with a balance of $500,000 at December 31, 2010.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

10.

Notes Payable (continued)

Table below describes all current and non-current debentures and notes payable as of December 31, 2010 and December 31, 2009:

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			2010	2009
Current portion notes payable
M.M.E.D., L.L.C.	6/23/2009	0	-	$ 0	$ 30,000
Asher Enterprises Inc. (“Asher Note”)	6/23/2010	0	8%	60,000	0
Asher Note derivative liability	6/23/2010	0	-	150,922	0
Donald Hejmanowski	5/7/2009	0	-	36,000	36,000
Executive advance	7/29/2010	0	-	400
Contingent liability - intangibles				-	150,000
Total current portion notes payable				247,322	216,000

Non-current portion of notes payable
Quality Investment Fund	10/8/2010	1.92	12%	414,330	0
Quality Investment Fund	11/18/2010	1.96	12%	600,000	0
QIF Malta 1 Ltd	12/28/2010	2	5%	500,000	0
Total non-current portion notes payable				$ 1,514,330	$ 0

11.

Research and development costs

The Company is currently developing several prototypes.  Some of them will have alternative uses as demonstration models, anticipated to be used at trade shows and marketing events.  Additionally, these prototypes are being developed from automobiles and trucks.  Successful testing of our modifications will result in a salable unit, retaining a future value.  Therefore we have capitalized our prototypes in property and equipment on our balance sheet.  See Note 3 for further discussion on the carrying value of these prototypes.

Vision Industries has been asked by FedEx to produce a prototype truck for their specific use.  The costs incurred in this production prototype are expensed as research and development costs in accordance with ASC 730-10-25.

12.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  As stated above, on July 8, 2010, the Company entered into a non-exclusive placement agreement with Stonegate Securities, Inc., a Texas corporation, to raise capital via a private placement to be executed in the near future.  Due to current global sentiment towards alternative energy and fuel efficiency in the HEV/EV markets, management is in active discussions with Stonegate about the potential to raise approximately $10,000,000-$12,000,000 in the current year to fund continued development and commercialization of products in the heavy duty truck market.

As of December 31, 2010, the Company has an accumulated deficit of $7,880,026.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

(Audited)

(Continued)

13.

Subsequent events

On January 7th, 2011 the Company issued 78,333 shares of common stock subject to the restrictions of SEC Rule 144 to Casale Alliance, LLP per agreement for legal services to be performed on behalf of the company for the first quarter of 2011.

On January 31, 2011 the Company executed a unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interest are due and payable on December 15th, 2011.  Juha Halttunen received 500,000 warrants at a $0.25 per share purchase price and an additional 500,000 warrants at a $0.40 per share purchase price. In return for the loan, the Company will issue 100,000 shares of common stock and 250,000 warrants at $0.25 per share purchase price to C&M Capital for consulting and Finders.

On January 3rd, 2011, the Company was notified by Asher Enterprises Inc. (“Asher”) that it was converting $15,000 of the $60,000 note outstanding stock at $0.1444 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 103,878 shares to Asher and left a balance on the note of $45,000.

On January 18th, 2011, the Company was notified by Asher that it was converting an additional $8,000 of the $45,000 note outstanding at $0.1017 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 78,663 shares to Asher and left a balance on the note of $37,000.

On February 3rd, 2011, the Company was notified by Asher that it was converting an additional $10,000 of the $37,000 note outstanding at $0.0741 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 134,953 shares to Asher and left a balance on the note of $27,000.

On February 16th, 2011, the Company was notified by Asher that it was converting an additional $10,000 of the $27,000 note outstanding at $0.0695 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 143,885 shares to Asher and left a balance on the note of $17,000.

On February 24th, 2011, the Company was notified by Asher that the remaining note outstanding for $17,000 plus interest of $2,400 would be fully converted into stock at $0.0695per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This final conversion resulted in the issuance of an additional 279,137 shares to Asher and completed the note transaction between Asher and the Company.

Management has evaluated events subsequent to the balance sheet date for the year ended December 31, 2010, through March 29th, 2011 and determined that there have not been any material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Quick Link to Financial Statements Contents

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