Form 10-Q
period 2011-03-31
VISION INDUSTRIES CORP
filed 2011-05-16
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2011:  38,139,480

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	March 31, 2011	December 31, 2010
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$400,338	$641,069
Accounts receivable	60,362	-
Prepaid expenses	22,672	26,058
Trade deposits	101,764	111,025
Supply inventory	24,039	11,450
Total current assets	609,175	789,602

Property and equipment, net	268,785	290,574

Intangible assets, net	333,042	346,427

Other assets:
Security deposits	21,100	20,793
Total other assets	21,100	20,793

Total assets	$1,232,102	$1,447,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$346,715	$349,979
Current portion notes payable	236,000	247,322
Total current liabilities	582,715	597,301

.
Notes payable - noncurrent portion	1,514,330	1,514,330
Total noncurrent liabilities	1,514,330	1,514,330

Total liabilities	2,097,045	2,111,631

Stockholders' deficit:
Common stock, $.001 par value, 500,000,000 authorized, 38,139,480, and 37,320,631 issued and outstanding, respectively	38,139	37,321
Additional paid in capital	8,676,728	7,538,658
Deferred compensation	(316,688)	(360,188)
Accumulated deficit	(9,263,122)	(7,880,026)
Total stockholders' deficit	(864,943)	(664,235)

Total liabilities and stockholders' deficit	$1,232,102	$1,447,397

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited
Revenue:
Sales	$206,307	$-
Total revenue	206,307	-

Cost of sales:
Purchases	92,243
Freight	440
Total cost of sales	92,682

Gross profit	113,625

Operating expenses:
Research and development	11,876	90,452
General & administrative	425,485	373,148
Equity based compensation	1,098,972	957,714
Depreciation/amortization expense	35,174	50,754
Total operating expenses	1,571,507	1,472,068

Loss before other expense	(1,457,882)	(1,472,068)

Other income (expense)
Forgiveness of debt income	-	13,500
Interest expense	(54,395)	(931)
Total other income (expense)	(54,395)	12,569

Net loss	$(1,512,277)	$(1,459,499)

(Loss) per share basic and diluted:	$(0.04)	$(0.04)

Weighted average number of common shares outstanding: basic and diluted	38,503,888	38,605,006

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the three months ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,512,277)	$(1,459,499)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	1,098,972	957,714
Depreciation and amortization	35,174	50,754
Conversion of Asher Note	211,779	-
Cancellation of Asher Note Derivative	(210,104)
Changes in operating assets and liabilities:
Inventory	(12,589)
Accounts receivable	(60,362)
Trade deposits	9,261
Prepaid expense	3,386	(9,273)
Accounts payable and accrued expense	(3,264)	1,937

Cash used by operating activities	(440,024)	(458,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(89,416)
Security deposits	(307)	-

Cash used by investing activities	(307)	(89,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(400)	-
Common stock acquired		-
Short term borrowings	200,000	-
Issuance of common stock		493,935

Cash provided by financing activities	199,600	493,935

Net decrease increase in cash and cash equivalents	(240,731)	(53,848)

Cash and cash equivalents, beginning of period	641,069	66,589

Cash and cash equivalents, end of period	$400,338	$12,741

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$819	$2,597
Paid in capital	$1,138,872	$1,387,996
Deferred compensation	$-	$886,872
Interest expense	$42,839	$931
Forgiveness of debt	$-	$13,500
Subscriptions receivable	$-	$25,000

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2011 and 2010; (b) the financial position at March 31, 2011 and (c) cash flows for the three months ended March 31, 2011 and 2010, have been made.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

(Continued)

2.

Summary of significant accounting policies (continued)

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

(Continued)

2.

Summary of significant accounting policies (continued)

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

a)

its ability to measure reliably the expenditure attributable to the asset under development;

b)

the product or process is technically and commercially feasible;

c)

its future economic benefits are probable;

d)

its ability to use or sell the developed asset;

e)

the availability of adequate technical, financial and other resources to complete the asset under development; and

f)

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

Effects of Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows. We have considered accounting standards issued by FASB through Accounting Standard Update No. 2011-04, “Fair Value Measurement.”

Per Share Computations

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

(Continued)

3.

Property and equipment

Property and equipment at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Shop equipment	44,034	44,034
Production prototypes	526,753	526,753
	589,714	589,714
Less accumulated depreciation	(320,929)	(299,140)
	$268,785	$290,574

Property and equipment are stated at cost whereas production prototypes are stated at net realizable value.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, and production equipment from five to seven years. Depreciation on production prototypes uses the straight-line method over five to seven years, however, the prototypes are evaluated on a yearly basis for impairment due to changes in estimates or net realizable value.

Depreciation expense for the three months ended March 31, 2011 and the year ended March 31, 2010 was $21,789 and $42,157 respectively.

4.

Intangibles

Intangible assets at March 31, 2011 and December 31, 2010  consist of the following:

	March 31, 2011	December 31, 2010
Beginning Balance	$346,427	$480,015
Additions	-	50,800
Amortization	13,385	13,385
Impairment	-	(150,000)
Charge
	$333,042	$346,427

Amortization expense for the three months ended March 31, 2011 and March 31, 2010 was $13,385 and $8,597.

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

5.

Accrued expenses

Accounts payable and accrued expenses at Mach 31, 2011 and December 31, 2010 were $346,715 and $349,979, respectively and included operating expenses.  At March 31, 2011, the accrued expenses consist mainly of salary and payroll liabilities totaling $265,314.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

(Continued)

6.

Income Tax

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2010 the Company’s tax years for 2007, 2008 and 2009 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2010, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of March 31, 2011, the Company notes that ASC 740-10 has had no material changes.

7.

Stockholders’ equity

On December 31, 2010, there were 37,320,631 shares of common stock issued and outstanding

On January 7, 2011 the Company issued 78,333 shares of common stock subject to the restrictions of SEC Rule 144 to Casale Alliance, LLP per agreement for legal services to be performed on behalf of the company for the first quarter of 2011.

During the months of January and February, 2011, Asher Enterprises, Inc. converted its $60,000 convertible note into common stock.  The total number of shares converted during this period totaled 740,516.  See note 8 below for additional detail on Asher note conversions.

On March 31, 2011, there were 38,139,480 shares of common stock issued and outstanding.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

(Continued)

8.

Debenture Financing

On June 23, 2010, to obtain funding for working capital, the Company entered into securities purchase agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company agreed to issue it 8% Convertible Debentures for an aggregate purchase price of $60,000.  The Debenture bears interest at 8% per annum and matures 9 months from the date of issuance on March 24, 2011. The Debenture will be convertible at the option of the holder at any time after 90 days into shares of common stock, at a conversion price equal to 61% of the market price paid per share. In connection with the issuance of this convertible debenture the Company has determined that the terms of the convertible debenture include a down-round provision under which the conversion price could be affected by future equity offerings undertaken by the Company until the 9 month anniversary of such convertible debenture.  In accordance with ASC Topic 815 “Derivatives and Hedging”, the convertible instrument is accounted for as a liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $82,807 at the date of issuance. The loss, resulting from the increase in fair value of this convertible instrument was $150,922 in derivative liability for the year ended December 31, 2010. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 266%; risk-free interest rate of 2.3% and an expected holding period of nine months.

On January 3, 2011, the Company was notified by Asher Enterprises Inc. (“Asher”) that it was converting $15,000 of the $60,000 note outstanding stock at $0.1444 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 103,878 shares to Asher and left a balance on the note of $45,000.

On January 18, 2011, the Company was notified by Asher that it was converting an additional $8,000 of the $45,000 note outstanding at $0.1017 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 78,663 shares to Asher and left a balance on the note of $37,000.

On February 3, 2011, the Company was notified by Asher that it was converting an additional $10,000 of the $37,000 note outstanding at $0.0741 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 134,953 shares to Asher and left a balance on the note of $27,000.

On February 16, 2011, the Company was notified by Asher that it was converting an additional $10,000 of the $27,000 note outstanding at $0.0695 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 143,885 shares to Asher and left a balance on the note of $17,000.

On February 24, 2011, the Asher notified the Company that the remaining note outstanding for $17,000 plus interest of $2,400 would be fully converted into stock at $0.0695 per share based on the formula laid out in section 1.2(a) of the note, (i.e., the average of the 3 lowest prices multiplied by 61%).  This final conversion resulted in the issuance of an additional 279,137 shares to Asher and completed the note transaction between Asher and the Company.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

(Continued)

9.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The lease on the on the corporate offices and the production facility expire January 31, 2012.   Monthly base rent is $1,992 and $8,323, respectively.   Minimum future lease payments on the corporate offices and production facilities are as follows for leases in place as of March 31, 2011:

2011	$92,835
2012	10,315
Total	$103,150

The Company has no known lawsuits or any pending litigation.

10.

Notes Payable

On May 7, 2009 Donald Hejmanowski, then Vice President of Corporate Communications, lent the Company $50,000.  After a partial payment of $14,000, a balance remains of $36,000 which is due and payable.

On December 28, 2010 the Company borrowed $500,000 from QIF Malta 1 Ltd.  The note bears simple interest of 5% per annum and matures on December 28, 2012. The company has classified the QIF Malta note as part of non-current liabilities with a balance of $500,000 at December 31, 2010.

On January 31, 2011 the Company executed a unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interest are due and payable on December 15, 2011.  Juha Halttunen received 500,000 warrants at a $0.25 per share purchase price and an additional 500,000 warrants at a $0.40 per share purchase price. In return for the loan, the Company will issue 100,000 shares of common stock and 250,000 warrants at $0.25 per share purchase price to C&M Capital

Table below describes all current and non-current debentures and notes payable as of March 31, 2011 and December 31, 2010:

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			Mar2011	Dec2010
Current portion notes payable
M.M.E.D., L.L.C.	6/23/2009	0	-	$ 0	$ 0
Asher Enterprises Inc. (“Asher Note”)	6/23/2010	0	8%	-	60,000
Asher Note derivative liability	6/23/2010	0	-	-	150,922
Donald Hejmanowski	5/7/2009	0	-	36,000	36,000
Executive advance	7/29/2010	0	-	0	400
Juah Hultenen	1/31/2011	0	9%	200,000	-
Total current portion notes payable				236,000	247,322

Non-current portion of notes payable
Quality Investment Fund	10/8/2010	1.5	12%	414,330	414,330
Quality Investment Fund	11/18/2010	1.66	12%	600,000	600,000
QIF Malta 1 Ltd	12/28/2010	1.75	5%	500,000	500,000
Total non-current portion notes payable				$ 1,514,330	$ 1,514330

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2011

(Continued)

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

12.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  As stated above, on July 8, 2010, the Company entered into a non-exclusive placement agreement with Stonegate Securities, Inc., a Texas corporation, to raise capital via a private placement to be executed in the near future.  Due to current global sentiment towards alternative energy and fuel efficiency in the HEV/EV markets, management is in active discussions with Stonegate about the potential to raise approximately $10,000,000-$12,000,000 in 2011 to fund continued development and commercialization of products in the heavy duty truck market.

As of March 31, 2011, the Company has an accumulated deficit of $9,219,622.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13.

Subsequent events

On April 22, 2010 the Company was awarded a purchase order from the Port of Los Angeles to Enhance/Upgrade Fifteen (15) Harbor Department-Owned Electric Trucks to Hydrogen Fuel Cell Hybrid Trucks.  The contract is for $1,275,000.00 (not including tax).

Management has evaluated events subsequent to the balance sheet date for the three months ended March 31, 2011, through May 16, 2011, and determined that there are no other material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

This quarter we saw our first revenues from the sales of our products, since the date of the inception of our business.

Quick Link to Table of Contents

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  During the fourth quarter of 2010 and the first quarter of 2011, we raised $1.7 million in short and long term notes to fund current operations. Our future financial success will be dependent on the success of our expansion, which may take years to complete, and our future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

As of March 31, 2011, there were seven (7) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officer/director who runs the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of March 31, 2011.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
March 31, 2011	206,307	$ 1,571,507	$ (1,512.277)
March 31, 2010	-	$ 1,472,068	$ (1,459,499)
December 31, 2010	24,962	$ 4,488,618	$ (4,579,749)
December 31, 2009	-	$ 3,117,560	$ (3,309,387)

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $400,338.

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

On October 1, 2010 the Company entered into a convertible 12% convertible promissory note for $414,300 with Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund.  Interest is due quarterly.  In exchange for arranging this financing, the Company issued 800,000 shares to CK for bringing the investor to the Company.  In addition, the Company issued CK affiliates 2,100,000 warrants, at $.10 per share.

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

On November 15, 2010, the Company entered into a convertible 12% convertible promissory note for $600,000 with Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund.  Interest is due quarterly.

On December 28, 2010 the Company borrowed $500,000 from QIF Malta 1 Ltd.  The note bears simple interest of 5% per annum and matures on December 28th, 2012.

On January 31, 2011 the Company executed a unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interest are due and payable on December 15, 2011.

Quick Link to Table of Contents

Results of Operations for the three months ended March 31, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Three months ended
	March 31, 2011	March 31, 2010
	Unaudited	Unaudited	Change	%Change
Revenue	$206,307	$-	$206,307	100%
Cost of goods sold	92,682	-	92,682	100%
Gross Profit	113,625	-	113,625	100%

Operating expenses:
Research and development	11,876	90,452	(78,576)	-87%%
General & Administrative	425,485	373,148	52,337	14%
Equity based compensation	1,098,972	957,714	141,258	15%
Depreciation/Amortization expense	35,174	50,754	15,580	-31%
Total operating expenses	1,571,507	1,472,068	99,439	7%

Loss before other income (expense)	(1,457,882)	(1,472,068)	(14,186)	-1%

Other income (expense):
Forgiveness of debt income	-	13,500	13,500	-100%
Interest expense	(54,395)	(931)	53,464	5742%
Total other income (expense)	(54,395)	12,569	66,964	-533%

Net Loss	$ (1,512,277)	$ (1,459,499	$52,778	4%
Loss per share: basic and diluted	$(0.04)	(0.04)	$(0)	0%
Weighted average number of common shares outstanding: basic and diluted	38,503,888	38,605,006	(101,118)	-0%

Revenues. We had $206,307 in revenues for the three months ended March 31, 2011, which is a 100% increase compared to the zero revenues for the three months ended March 31, 2010.  These revenues in the first quarter of March 2011, represent our first sales of components to the Port of Los Angeles for the ongoing joint development Tyranno truck program which is designed for drayage in and out of  the port.

We believe that capital will be available through private investors and we can take advantage of the new Clean Truck Program at the Ports of Long Beach and Los Angeles, California to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses increased by $99,439 to $1,571,507, for the three months ended March 31, 2011 from $1,472,068 for the three months ended March 31, 2010.  The bulk of the increase is attributed to the equity based compensation awarded to consultants involved in capital raises to fund ongoing operations..

Income (Loss) from Operations. For the three month periods ended March 31, 2011 and March 31, 2010, we incurred losses before other income and expenses of $1,457,882 and $1,472,068, respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss increased from $1,459,499 for the three months ended March 31, 2010 to a net loss of $1,512,277 for the three months ended March 31, 2011.

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

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On April 8, 2011, Vision Industries, Corp. (“Vision”) commenced litigation against Lawrence Weisdorn and Donald Hejmanowski as well as ICE Conversions, Inc. (collectively the “Defendants”).   Weisdorn and Hejmanowski are former employees and executives of Vision.  The litigation includes causes of action for alleged breach of fiduciary duty, fraud, conversion and unfair competition (amongst other causes) as charged by Vision against the Defendants.   Vision intends to enforce its rights to the fullest extent of the law through the subject litigation.

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

(a)

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

(b)

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

Quick Link to Table of Contents

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
23

Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A.

Filed on March 29, 2010 as Exhibit 23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 333-146209) and incorporated herein by reference.

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

VISION INDUSTRIES CORP.

Dated: May 16, 2011	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Secretary, Treasurer and Director

Dated: May 16, 2011	/s/ ALLAN LEGATOR
Allan Legator
Chief Financial Officer