Form 10-Q
period 2011-06-30
VISION INDUSTRIES CORP
filed 2011-08-12
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2011:  45,925,257

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 30, 2011	December 31, 2010
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$75,829	$641,069
Accounts receivable	124,676	-
Prepaid expenses	14,434	26,058
Trade deposits	15,620	111,025
Supply inventory	171,338	11,450
Total current assets	401,897	789,602

Property and equipment, net	246,996	290,574

Intangible assets, net	319,657	346,427

Other assets:
Security deposits & other	28,600	20,793
Total other assets	28,600	20,793

Total assets	$997,150	$1,447,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$496,326	$349,979
Current portion notes payable	236,000	247,322
Total current liabilities	732,326	597,301

Notes payable - noncurrent portion	1,100,000	1,514,330
Total noncurrent liabilities	1,100,000	1,514,330

Total liabilities	1,832,326	2,111,631

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, none issued	-	-
Common stock, $.001 par value, 498,000,000 authorized 45,925,257 and 37,320,631 issued and outstanding as of June 30, 2011, and December 31, 2010, respectively	45,925	37,321
Additional paid in capital	10,551,950	7,538,658
Deferred compensation	(261,000)	(360,188)
Accumulated deficit	(11,172,051)	(7,880,026)
Total stockholders' deficit	(835,176)	(664,235)

Total liabilities and stockholders' deficit	$997,150	$1,447,397

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the six months ended		For the three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue:
Sales	$469,907	$-	$263,600	$-
Total revenue	469,907	-	263,600	-

Cost of sales:
Purchases	201,296	-	108,913	-
Freight	556	-		-
Total cost of sales	201,852	-	108,913	-

Gross profit	268,055	-	154,687	-

Operating expenses:
Research and development	92,041	206,498	75,663	116,046
General & administrative	820,978	630,230	399,331	257,082
Equity based compensation	2,455,322	1,367,097	1,356,350	409,383
Depreciation/amortization expense	70,348	99,906	35,174	49152
Total operating expenses	3,438,689	2,303,731	1,866,518	831,663

Loss before other expense	(3,170,634)	(2,303,731)	(1,711,831)	(831,663)

Other income (expense)
Forgiveness of debt income	-	87,000	-	73,500
Loss on sale of fixed asset	-	(19,852)	-	(19,852)
Interest expense	(94,695)	(1,794)	(40,300)	(863)
Change in derivative	-	(93,135)	-	(93,135)
Foreign exchange gain/(loss)	(26,696)	-	(26,696)	-
Total other income (expense)	(121,391)	(27,781)	(66,996)	(40,350)

Net loss	$(3,292,025)	$(2,331,512)	$(1,778,827)	$(872,013)

(Loss) per share basic and diluted:	$(0.08)	$(0.06)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding: basic and diluted	38,794,841	36,287,152	38,794,841	36,287,152

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the six months ended
	June 30, 2011	June 30, 2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,292,025)	$(2,331,512)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	2,455,322	1,367,097
Depreciation and amortization	70,348	99,906
Conversion of Asher Note	212,584	-
Cancellation of Asher Note Derivative	(210,104)	-
Conversion of interest on Novium Opportunity Umbrella QIF Note	13,050	-
Foreign exchange loss	26,695	-
Changes in operating assets and liabilities:
Inventory	(159,888)
Accounts receivable	(124,676)
Trade deposits	95,405
Other assets	(7,807)	(11,136)
Prepaid expense	11,624	(5,751)
Accounts payable and accrued expense	146,347	362,267
Cash used by operating activities	(763,125)	(519,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment		1,500
Purchase of property and equipment	-	(97,581)
Cash used by investing activities	-	(96,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(400)	-
Short term borrowings	200,000	60,500
Issuance of common stock	(1,715)	513,935
Cash provided by financing activities	197,885	574,435

Net decrease increase in cash and cash equivalents	(565,240)	(40,785)

Cash and cash equivalents, beginning of period	641,069	66,589

Cash and cash equivalents, end of period	$75,829	$25,804

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$8,604	$-
Paid in capital	$2,776,532	$1,813,286
Deferred compensation	$99,188	$1,004,850
Interest expense	$83,139	$1,794
Forgiveness of debt	$-	$87,000
Inventory	$-	$16,900
Treasury Stock	$-	$7,180
Sale of property and equipment	$-	$27,003

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2011

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six months ended June 30, 2011 and 2010; (b) the financial position at June 30, 2011; and (c) cash flows for the six months ended June 30, 2011 and 2010, have been made.

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

June 30, 2011

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

June 30, 2011

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2011

(Continued)

3.

Property and equipment

Property and equipment at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Shop equipment	44,034	44,034
Production prototypes	526,753	526,753
	589,714	589,714
Less accumulated depreciation	(342,718)	(299,140)
	$246,996	$290,574

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

Depreciation expense for the six months ended June 30, 2011 and  June 30, 2010 was $43,578 and $82,712 respectively.

4.

Intangibles

Intangible assets at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Beginning Balance	$346,427	$480,015
Additions	-	50,800
Amortization	26,770	13,385
Impairment	-	(150,000)
Charge
	$319,657	$346,427

Amortization expense for the six months ended June 30, 2011 and June 30, 2010 was $26,770 and $17,194.

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

5.

Accrued expenses

Accounts payable and accrued expenses at June 30, 2011 and December 31, 2010 were $496,326 and $349,979, respectively and included operating expenses.  At June 30, 2011, the accrued expenses consist mainly of salary and payroll liabilities totaling $284,263.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2011

(Continued)

6.

Income Tax

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2010 the Company’s tax years for 2007, 2008 and 2009 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2010, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of June 30, 2011, the Company notes that ASC 740-10 has had no material changes.

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

On June 6th, 2011 the Company issued 300,000 shares of common stock for financial advisory services pursuant to the executed engagement letter signed on May 19, 2011 between the Company and Cappello Capital Corp.

On June 6th, 2011 the Company issued 500,000 shares as finders’ fees for current capital raises.

On June 30th 2011, the Company issued 6,985,777 shares to Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund (“Novium Opportunity Umbrella QIF”) upon conversion of their 300,000 Euro loan and accrued interest to common stock.  In addition to the share conversion the company incurred a foreign exchange loss on the Euro note conversion totaling $26,696.

On June 30, 2011, and pursuant to the authority given to the Board of Directors vested in it by the provisions of its Articles of Incorporation, as amended, and Florida Statutes, the Board of Directors, by action in writing pursuant to Section 607.0821 of the Florida Business Corporation Act, adopted a resolution creating a series of 2,000,000 Preferred Shares, par value $0.001, designated as “Series A Preferred Shares”.   These Series A Preferred shares are non-voting, shall be entitled to receive annual dividends at the rate of $0.10 per Series A Share, are convertible into five (5) Common Shares for each Series A Share converted, and must be converted on the third anniversary of the issue Date or the date the Share Price reaches $5.00 per share.

On June 30, 2011, there were 45,925,257 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2011

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2011

(Continued)

9.

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The lease on the on the corporate offices and the production facility expire January 31, 2012.   Monthly base rent is $1,992 and $8,323, respectively.   Minimum future lease payments on the corporate offices and production facilities are as follows for leases in place as of June 30, 2011:

2011	$61,890
2012	10,315
Total	$103,150

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

On January 31, 2011 the Company executed a unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interest are due and payable on December 15, 2011.  Juha Halttunen received 500,000 warrants at a $0.25 per share purchase price and an additional 500,000 warrants at a $0.40 per share purchase price. In return for the loan, the Company will issue 100,000 shares of common stock and 250,000 warrants at $0.25 per share purchase price to C&M Capital

On June 20, 2011, the Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund, (“Novium Opportunity Umbrella QIF”) elected to convert its loan to the company into common stock as of June 30th, 2011.

Table below describes all current and non-current debentures and notes payable as of June 30, 2011 and December 31, 2010:

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			Jun2011	Dec2010
Current portion notes payable
M.M.E.D., L.L.C.	6/23/2009	0	-	$ 0	$ 0
Asher Enterprises Inc. (“Asher Note”)	6/23/2010	0	8%	-	60,000
Asher Note derivative liability	6/23/2010	0	-	-	150,922
Donald Hejmanowski	5/7/2009	0	-	36,000	36,000
Executive advance	7/29/2010	0	-	0	400
Juah Hultenen	1/31/2011	0	9%	200,000	-
Total current portion notes payable				236,000	247,322

Non-current portion of notes payable
Quality Investment Fund	10/8/2010	0	12%	0	414,330
Quality Investment Fund	11/18/2010	1.33	12%	600,000	600,000
QIF Malta 1 Ltd	12/28/2010	1.50	5%	500,000	500,000
Total non-current portion notes payable				$ 1,100,000	$ 1,514,330

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2011

(Continued)

11.

Research and development costs

The Company is currently designing and developing several Class8 and terminal tractor prototypes for usage in and around the port facilities.  Some of them will have alternative uses as demonstration models, anticipated to be used at trade shows and marketing events.  Successful testing of our modifications will result in a salable unit, retaining a future value.  Therefore we have capitalized our prototypes in property and equipment on our balance sheet.  See Note 3 for further discussion on the carrying value of these prototypes.

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

As of June 30, 2011, the Company has an accumulated deficit of $11,172,051.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13.

Subsequent events

On July 22, 2011, the Company delivered its first Zero Emission Hydrogen Fuel Cell-Electric Class 8 Heavy-Duty-Truck to Total Transportation Services Inc. (TTSI).  TTSI will test the Company’s zero emission truck in real world revenue service, in and around the Ports of Los Angeles and Long Beach.  This test project is funded jointly by the Company and the Ports of Long Beach and Los Angeles through California’s South Coast Air Quality Management District’s Technology Advancement Program (TAP).

Management has evaluated events subsequent to the balance sheet date for the six months ended June 30, 2011, through August 10, 2011, and determined that there are no other material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

Our Board of Directors believes that our sales and revenue will continue to grow as we fulfill our existing contractual relationships with ports of Long beach and Los Angeles. In order to expand our operations, we may need to raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  During the fourth quarter of 2010 and

Quick Link to Table of Contents

the first half of 2011, we raised $1.7 million in short and long term notes to fund current operations. Our future financial success will be dependent on the success of our expansion, which may take years to complete, and our future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

As of June 30, 2011, there were eight (8) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officer/director who runs the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of June 30, 2011.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
June 30, 2011	469,907	$ 3,438,689	$ (3,292,025)
June 30, 2010	-	$ 2,303,731	$ (2,331,512)
December 31, 2010	24,962	$ 4,488,618	$ (4,579,749)
December 31, 2009	-	$ 3,117,560	$ (3,309,387)

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $75,829.

On October 1, 2010 the Company entered into a convertible 12% convertible promissory note for $414,300 with Novium Opportunity Umbrella QIF.  Interest is due quarterly.  In exchange for arranging this financing, the Company issued 800,000 shares to CK for bringing the investor to the Company.  In addition, the Company issued CK affiliates 2,100,000 warrants, at $.10 per share.

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

On November 15, 2010, the Company entered into a convertible 12% convertible promissory note for $600,000 with Novium Opportunity Umbrella QIF.  Interest is due quarterly.

On December 28, 2010 the Company borrowed $500,000 from QIF Malta 1 Ltd.  The note bears simple interest of 5% per annum and matures on December 28th, 2012.

On January 31, 2011 the Company executed a unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interest are due and payable on December 15, 2011.

Quick Link to Table of Contents

Results of Operations for the six months ended June 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Six months ended
	June 30, 2011	June 30, 2010
	Unaudited	Unaudited	Change	%Change
Revenue	$469,907	$-	$469,907	100%
Cost of goods sold	201,852	-	201,852	100%
Gross Profit	268,055	-	268,055	100%

Operating expenses:
Research and development	92,041	206,498	(114,457)	-55%
General & administrative	820,978	630,230	190,748	33%
Equity based compensation	2,455,322	1,367,097	1,088,225	80%
Depreciation/amortization expense	70,348	99,906	(29,558)	-30%
Total operating expenses	3,438,689	2,303,731	1,134,958	49%

Loss before other income (expense)	(3,170,634)	(2,303,731)	(866,903)	38%

Other income (expense):
Forgiveness of debt income	-	87,000	(87,000)	-100%
Loss on sale of fixed assets		(19,852)	19,852	100%
Interest expense	(94,695)	(1,794)	(92,901)	-5178%
Change in derivative		(93,135)	93,135	100%
Foreign exchange gain/(loss)	(26,696)	-	(26,696)	-100%
Total other income (expense)	(121,391)	(27,781)	(93,610)	-337%

Net Loss	$(3,292,025)	$(2,331,512)	$(960,513)	-41%
Loss per share: basic and diluted	$(0.08)	(0.06)	$0.02	-33%
Weighted average number of common shares outstanding: basic and diluted	38,794,841	36,287,152	2,507,689	7%

Revenues. We had $469,907 in revenues for the six months ended June 30, 2011, which is a 100% increase compared to the zero revenues for the six months ended June 30, 2010.  These revenues in the first half of 2011 represent our first sales of components to the Port of Los Angeles for the ongoing joint development Tyranno truck program which is designed for drayage in and out of the port. Our revenues also include a payment of $150,000 from the Port of Los Angeles for development costs asscociated with the Tyranno truck program

We believe that capital will be available through private investors and we can take advantage of the new Clean Truck Program at the Ports of Long Beach and Los Angeles, California to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses increased by $1,134,958 to $3,438,689, for the six months ended June 30, 2011 from $2,303,731 for the six months ended June 30, 2010.  The bulk of the increase is attributed to the equity based compensation awarded to consultants involved in capital raises to fund ongoing operations.

Income (Loss) from Operations. For the six month periods ended June 30, 2011 and June 30, 2010, we incurred losses before other income and expenses of $3,170,634 and $2,303,731, respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss increased from $2,331,512 for the six months ended June 30, 2010 to a net loss of $3,292,025 for the six months ended June 30, 2011.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended June 30, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

(c)

On February 15, 2010, the Board of Directors awarded certain employees 260,000 shares of common stock.

(d)

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

(e)

On March 31, 2010 the Company entered into a business consulting agreement with Janette Minasian Pires CPA, Inc.  The Company issued 195,000 shares of restricted common stock all subject to the restrictions of SEC Rule 144.

(f)

On April 22, 2010 and April 30, 2010, the Company executed a contract with Del Mar Corporate Consulting, LLC and Grant Bettingen approved the issuance of 200,000 and 120,707 shares, respectively of restricted common stock subject to the restrictions of SEC Rule 144.

Quick Link to Table of Contents

(g)

On May 7, 2010, the Company accepted the resignation of Donald Hejmanowski, Vice President Corporate Communications and Director and accepted the surrender of 1,425,000 shares common stock and the cancellation of 2,000,000 unvested stock options. These shares were historically recorded at par value and were returned at par.

(h)

On May 14, 2010, the Board of Directors awarded certain employees 1,500,000 shares of common stock.

(i)

On May 21, 2010, the Company accepted the resignation of Lawrence Weisdorn, Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer and Director and accepted the surrender of 5,755,000 shares common stock and the cancellation of 2,000,000 unvested stock options. These shares were historically recorded at par value and were returned at par.

(j)

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

(k)

In conjunction with the consummation of the Novium Opportunity Umbrella QIF notes as well as the QIF Malta 1 Ltd note on October 8, November 15, and December 28, 2010, respectively, the Company issued  2,000,000 shares of common stock to C&M Capital for consulting services rendered with respect to the notes, in addition the Company also issued warrants totaling 7,600,000 to C&M Capital.  The related warrant expense was valued using the Black-Scholes option pricing  model at date of issuance and is being amortized over the life of the notes. The equity based compensation charge for these warrants in the fourth quarter 2010 was $659,405.

(l)

On January 7, 2011 the Company issued 78,333 shares of common stock subject to the restrictions of SEC Rule 144 to Casale Alliance, LLP per agreement for legal services to be performed on behalf of the company for the first quarter of 2011.

(m)

During the months of January and February, 2011, Asher Enterprises, Inc. converted its $60,000 convertible note into common stock.  The total number of shares converted during this period totaled 740,516.

(n)

On June 6th, 2011 the Company issued 300,000 shares of common stock as compensation for financing services to be rendered.

(o)

On June 6th, 2011 the Company issued 400,000 shares as finders’ fees for capital raises.

(p)

On June 30th 2011, the Company issued 6,985,777 shares to Novium Opportunity Umbrella QIF upon conversion of their 300,000 Euro loan to common stock.

ITEM 5

OTHER INFORMATION

(a)

On June 30, 2011, and pursuant to the authority given to the Board of Directors vested in it by the provisions of its Articles of Incorporation, as amended, and Florida Statutes, the Board of Directors, by action in writing pursuant to Section 607.0821 of the Florida Business Corporation Act, adopted a resolution creating a series of 2,000,000 Preferred Shares, par value $0.001, designated as “Series A Preferred Shares”.   These Series A Preferred shares are non-voting, shall be entitled to receive annual dividends at the rate of $0.10 per Series A Share, are convertible into five (5) Common Shares for each Series A Share converted, and must be converted on the third anniversary of the issue Date or the date the Share Price reaches $5.00 per share.

(b)

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Quick Link to Table of Contents

(c)

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

3.4	Articles of Amendment to Articles of Incorporation Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
3.7	Articles of Amendment to Articles of Incorporation Filed on July 5, 2011, as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated June 30, 2011, and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* To be furnished by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: August 12, 2011	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, and Director

Dated: August 12, 2011	/s/ ALLAN LEGATOR
Allan Legator
Chief Financial Officer, Secretary, Treasurer