Form 10-Q/A
period 2011-06-30
VISION INDUSTRIES CORP
filed 2011-08-23
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on August 12, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.  For the convenience of the reader, this amendment includes those items in our original filing.  This Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

Certain titles/line items in the Financial Statements were renamed to allow for proper XBRL tagging (for example, “Inventory” under Changes in operating assets and liabilities in the STATEMENT OF CASH FLOWS was changed to “Increase (decrease) in inventory”).  No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
Noncurrent Liabilities:
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

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the six months ended		For the three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue:
Sales	$469,907	$-	$263,600	$-
Total revenue	469,907	-	263,600	-

Cost of sales:
Purchases	201,296	-	108,913	-
Freight	556	-		-
Total cost of sales	201,852	-	108,913	-

Gross profit	268,055	-	154,687	-

Operating expenses:
Research and development	92,041	206,498	75,663	116,046
General & administrative	820,978	630,230	399,331	257,082
Equity based compensation	2,455,322	1,367,097	1,356,350	409,383
Depreciation and amortization	70,348	99,906	35,174	49152
Total operating expenses	3,438,689	2,303,731	1,866,518	831,663

Loss before other expense	(3,170,634)	(2,303,731)	(1,711,831)	(831,663)

Other income (expense)
Forgiveness of debt income	-	87,000	-	73,500
Loss on sale of fixed asset	-	(19,852)	-	(19,852)
Interest expense	(94,695)	(1,794)	(40,300)	(863)
Change in derivative	-	(93,135)	-	(93,135)
Foreign exchange gain (loss)	(26,696)	-	(26,696)	-
Total other income (expense)	(121,391)	(27,781)	(66,996)	(40,350)

Net loss	$(3,292,025)	$(2,331,512)	$(1,778,827)	$(872,013)

Gain (Loss) per share: basic and diluted	$(0.08)	$(0.06)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding: basic and diluted	38,794,841	36,287,152	38,794,841	36,287,152

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the six months ended
	June 30, 2011	June 30, 2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,292,025)	$(2,331,512)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	2,455,322	1,367,097
Depreciation and amortization	70,348	99,906
Conversion of notes	225,634	-
Cancellation of Asher note derivative	(210,104)	-
Foreign exchange loss	26,695	-
Changes in operating assets and liabilities:
Increase (decrease) in inventory	(159,888)
Increase (decrease) in accounts receivable	(124,676)
Increase (decrease) in trade deposits	95,405
Increase (decrease) in other assets	(7,807)	(11,136)
Increase (decrease) in prepaid expenses	11,624	(5,751)
Increase (decrease) in accounts payable and accrued expense	146,347	362,267
Cash used by operating activities	(763,125)	(519,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment sale proceeds		1,500
Purchase of property and equipment	-	(97,581)
Cash used by investing activities	-	(96,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(400)	-
Short term borrowings	200,000	60,500
Common stock transactions	(1,715)	513,935
Cash provided by financing activities	197,885	574,435

Net decrease increase in cash and cash equivalents	(565,240)	(40,785)

Cash and cash equivalents, beginning of period	641,069	66,589

Cash and cash equivalents, end of period	$75,829	$25,804

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$8,604	$-
Paid in capital	$2,776,532	$1,813,286
Deferred finance costs	$99,188	$1,004,850
Interest paid	$83,139	$1,794
Forgiveness of debt	$-	$87,000
Inventory	$-	$16,900
Treasury Stock	$-	$7,180
Sale of property and equipment	$-	$27,003

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

31.1*

Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on August 12, 2011 as Exhibit 31.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

31.2*

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on August 12, 2011 as Exhibit 31.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

32*

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on August 12, 2011 as Exhibit 32 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

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
101**

Financial statements from the quarterly report on Form 10-Q of Vision Industries Corp. for the quarter ended June 30, 2011, filed on August 16, 2011, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

*	These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 12, 2011.
**	Furnished with this Form 10-Q/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: August 22, 2011	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, and Director

Dated: August 22, 2011	/s/ ALLAN LEGATOR
Allan Legator
Chief Financial Officer, Secretary, Treasurer