Form 10-Q
period 2011-09-30
VISION INDUSTRIES CORP
filed 2011-11-14
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2011:  46,159,016

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 30, 2011	December 31, 2010
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$101,606	$641,069
Prepaid expenses	29,756	26,058
Trade deposits	-	111,025
Inventory	209,371	11,450
Total current assets	340,733	789,602

Property and equipment, net	225,207	290,574

Intangible assets, net	306,272	346,427

Other assets:
Security deposits & other	28,600	20,793
Total other assets	28,600	20,793

Total assets	$900,812	$1,447,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$450,100	$349,979
Current portion notes payable	236,000	247,322
Total current liabilities	686,100	597,301
Noncurrent Liabilities:
Notes payable - noncurrent portion	1,100,000	1,514,330
Total noncurrent liabilities	1,100,000	1,514,330

Total liabilities	1,786,100	2,111,631

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 and none issued and outstanding as of September 30, 2011, and December 31, 2010, respectively	250	-
Common stock, $.001 par value, 498,000,000 authorized 46,159,016 and 37,320,631 issued and outstanding as of September 30, 2011, and December 31, 2010, respectively	46,159	37,321
Additional paid in capital	12,269,315	7,538,658
Deferred compensation	(217,500)	(360,188)
Accumulated deficit	(12,983,512)	(7,880,026)
Total stockholders' deficit	(885,288)	(664,235)

Total liabilities and stockholders' deficit	$900,812	$1,447,396

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the nine months ended		For the three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue:
Sales	$764,157	$24,962	$294,250	$24,962
Total revenue	764,157	-	294,250	-

Cost of sales:
Purchases	304,892	13,965	103,040	13,965
Total cost of sales	304,892	13,965	103,040	13,965

Gross profit	459,265	10,997	191,210	10,997

Operating expenses:
Research and development	135,937	282,538	43,896	76,040
General & administrative	1,246,607	815,483	426,604	186,053
Equity based compensation	3,926,042	1,839,085	1,470,720	471,988
Depreciation and amortization	105,522	147,542	35,174	47,636
Total operating expenses	5,414,108	3,084,648	1,976,394	781,717

Loss before other expense	(4,954,843)	(3,073,651)	(1,785,184)	(770,720)

Other income (expense)
Forgiveness of debt income	-	87,000	-	-
Gain (loss) on sale of fixed asset	-	(19,852)	-	-
Interest expense	(121,947)	(2,655)	(27,252)	(862)
Change in derivative	-	(53,730)	-	39,405
Foreign exchange gain (loss)	(26,696)	-		-
Total other income (expense)	(148,643)	(9,963)	(27,252)	38,543

Net loss	$(5,103,486)	$(3,063,688)	$(1,812,436)	$(732,177)

Gain (Loss) per share: basic and diluted	$(0.13)	$(0.08)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding: basic and diluted	38,904,093	36,833,818	46,034,508	36,833,818

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the nine months ended
	September 30, 2011	September 30, 2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,103,486)	$(3,063,688)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	3,926,042	1,839,085
Depreciation and amortization	105,522	147,542
Conversion of notes	225,634	-
Cancellation of Asher note derivative	(210,104)	-
Foreign exchange loss	26,695	-
Stock Issuances in lieu of professional services	40,628	-
Changes in operating assets and liabilities:
Change in inventory	(197,921)	-
Trade deposits	111,025	-
Other assets	(7,807)	(10,233)
Prepaid expenses	(3,697)	(4,320)
Accounts payable and accrued expense	100,121	497,999
Cash used by operating activities	(987,348)	(592,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment sale proceeds	-	1,500
Purchase of property and equipment	-	(103,253)
Cash used by investing activities	-	(107,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(400)	(30,500)
Short term borrowings	200,000	114,630
Common and preferred stock transactions	248,285	550,000
Cash provided by financing activities	447,885	634,130

Net decrease increase in cash and cash equivalents	(539,463)	(41,315)

Cash and cash equivalents, beginning of period	641,069	66,589

Cash and cash equivalents, end of period	$101,606	$5,351

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common stock	-	(7,180)
Issuance of common stock	$8,838	$5,097
Paid in capital	$4,456,206	$2,261,288
Deferred compensation	$142,688	$1,118,850
Interest expense	$110,389	$2,655
Forgiveness of debt	$-	$87,000
Inventory	$-	$16,900
Sale of property and equipment	$-	$27,003

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2011

(Unaudited)

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

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine months ended September 30, 2011 and 2010; (b) the financial position at September 30, 2011; and (c) cash flows for the nine months ended September 30, 2011 and 2010, have been made.

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

September 30, 2011

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

Revenue in 2011 is derived from two sources; the first source is developmental/grant revenue which the company has received from both the Ports of Los Angeles and Long Beach for development and assembly of a class 8 heavy duty truck.  The second source is the agreed upon purchases of components on behalf of the Port of LA for assembly onto their demonstration vehicle.  The itemized components are verified by the Port of LA and subsequently invoiced to the Port based on their agreed upon purchase order with the Company.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2011

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

Inventory

Inventory at September 30, 2001 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Work in process	$159,306	$-
Supply inventory	50,065	11,450
	$209,371	$11,450

Inventory consists of both work-in-process and supply inventory.  The work-in-process account is comprised of components and materials which are currently being assembled on the initial proof of concept vehicles for the Ports of Los Angeles and Long Beach.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2011

(Continued)

Property and equipment

Property and equipment at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Shop equipment	44,034	44,034
Production prototypes	526,753	526,753
	589,714	589,714
Less accumulated depreciation	(364,507)	(299,140)
	$225,207	$290,574

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

Depreciation expense for the nine months ended September 30, 2011 and  September 30, 2010 was $65,367 and $82,712 respectively.

Intangibles

Intangible assets at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Beginning Balance	$346,427	$480,015
Additions	-	50,800
Amortization	40,155	13,385
Impairment	-	(150,000)
	$306,272	$346,427

Amortization expense for the nine months ended September 30, 2011 and September 30, 2010 was $40,155 and $17,194.

Impairment of Indefinite Lived Intangibles and Goodwill

As part of our annual impairment analysis, it was determined that the carrying amount of the Company’s indefinite lived intangible assets was impaired due to a change in estimates of future revenue streams and cashflows associated with the intellectual property acquired from ICE Conversions, Inc. (ICE) and a write down in the Intangibles of $150,000 was recognized in December 2010. Because this asset was acquired from ICE, the write down was off set against the related liability to ICE.

Accrued expenses

Accounts payable and accrued expenses at September 30, 2011 and December 31, 2010 were $450,100 and $349,979, respectively and included operating expenses.  At September 30, 2011, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $252,162.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2011

(Continued)

Income Tax

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2010 the Company’s tax years for 2007, 2008 and 2009 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2010, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of September 30, 2011, the Company notes that ASC 740-10 has had no material changes.

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

On July 7th 2011, the Company issued 150,000 shares of the newly established Series A Convertible Preferred Stock to Jablon Global Equity Fund, in return for $150,000 at a price of $1 per share.  The company at the time of issuance reserved 750,000 shares of common stock in contemplation of conversion of these preferred shares at a later date.

On August 30th 2011, the Company issued 100,000 shares of Series A Convertible Preferred Stock to the Altair Fund, in return for $100,000 at a price of $1 per share.  The company at the time of issuance reserved 500,000 shares of common stock in contemplation of conversion of these preferred shares at a later date.

During the third quarter, the company issued 203,759 shares of common stock to various consultants and professionals in lieu of payment for services provided to the Company.  In addition, the Company issued 30,000 shares of common stock to an employee pursuant to his employment agreement.

On September 30, 2011, there were 46,159,016 shares of common stock issued and outstanding and 250,000 shares of preferred stock issued and outstanding.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2011

(Continued)

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2011

(Continued)

Commitment and contingencies

The Company has entered into two leases for the corporate offices and a production facility.  The lease on the on the corporate offices and the production facility expire January 31, 2012.  Monthly base rent is $1,992 and $8,323, respectively.   Minimum future lease payments on the corporate offices and production facilities are as follows for leases in place as of September 30, 2011:

2011	$30,945
2012	10,315
Total	$41,260

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

On January 31, 2011 the Company executed a unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interest are due and payable on December 15, 2011.  Juha Halttunen received 500,000 warrants at a $0.25 per share purchase price and an additional 500,000 warrants at a $0.40 per share purchase price. In return for the loan, the Company will issue 100,000 shares of common stock and 250,000 warrants at $0.25 per share purchase price to C&M Capital.

On June 20, 2011, the Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund, (“Novium Opportunity Umbrella QIF”) elected to convert its loan to the company into common stock as of June 30th, 2011.

Table below describes all current and non-current debentures and notes payable as of September 30, 2011 and December 31, 2010:

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			Sept2011	Dec2010
Current portion notes payable
M.M.E.D., L.L.C.	6/23/2009	0	-	$ 0	$ 0
Asher Enterprises Inc. (“Asher Note”)	6/23/2010	0	8%	-	60,000
Asher Note derivative liability	6/23/2010	0	-	-	150,922
Donald Hejmanowski	5/7/2009	0	-	36,000	36,000
Executive advance	7/29/2010	0	-	0	400
Juah Hultenen	1/31/2011	0	9%	200,000	-
Total current portion notes payable				236,000	247,322

Non-current portion of notes payable
Quality Investment Fund	10/8/2010	0	12%	0	414,330
Quality Investment Fund	11/18/2010	1.17	12%	600,000	600,000
QIF Malta 1 Ltd	12/28/2010	1.25	5%	500,000	500,000
Total non-current portion notes payable				$ 1,100,000	$ 1,514,330

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2011

(Continued)

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

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  As stated above, on July 8, 2010, the Company entered into a non-exclusive placement agreement with Stonegate Securities, Inc., a Texas corporation, to raise capital via a private placement to be executed in the near future.  Due to current global sentiment towards alternative energy and fuel efficiency in the HEV/EV markets, management is in active discussions with Stonegate about the potential to raise approximately $10,000,000-$12,000,000 in 2011 to fund continued development and commercialization of products in the heavy duty truck market.  In addition, In May, 2011 the Company engaged Cappello Capital in a financial advisory capacity to aid the company with potential capital transactions including; private placements, strategic alliances and sales and recapitalization.

As of September 30, 2011, the Company has an accumulated deficit of $12,983,512.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent events

Debenture Financing

On October 27, 2011 to obtain funding for working capital, the Company entered into securities purchase agreement with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company agreed to issue it 8% Convertible Debentures for an aggregate purchase price of $68,500.  The Debenture bears interest at 8% per annum and matures 9 months from the date of issuance on October 27, 2011. The Debenture will be convertible at the option of the holder at any time after 180 days into shares of common stock, at a conversion price equal to 58% of the market price paid per share.

Management has evaluated events subsequent to the balance sheet date for the nine months ended September 30, 2011, through November 10, 2011, and determined that there are no other material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

Our Board of Directors believes that our sales and revenue will continue to grow as we fulfill our existing contractual relationships with ports of Long beach and Los Angeles. In order to expand our operations, we may need to raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  In the past twelve months we have

Quick Link to Table of Contents

raised approx. $2 million to fund current operations through short and long term notes as well as sales of our preferred stock in the third quarter of 2011. We are currently engaged with multiple investment banking firms to raise additional funding to complete our development efforts and to begin implementation of our initial production roll out strategy.  Our future financial success will be dependent on the success of our expansion, which may take years to complete, and our future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services and products.

Employees

As of September 30, 2011, there were twelve (12) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officer/director who runs the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of September 30, 2011.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
September 30, 2011	764,157	$ 5,414,108	$ (5,103,486)
September 30, 2010	24,962	$ 3,084,648	$ (3,063,688)
December 31, 2010	24,962	$ 4,488,618	$ (4,579,749)
December 31, 2009	-	$ 3,117,559	$ (3,309,387)

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $101,606.

On October 1, 2010 the Company entered into a convertible 12% convertible promissory note for $414,300 with Novium Opportunity Umbrella QIF.  Interest is due quarterly.  In exchange for arranging this financing, the Company issued 800,000 shares for bringing the investor to the Company.  In addition, the Company issued 2,100,000 warrants, at $.10 per share.

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

On January 31, 2011 the Company executed an unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interest are due and payable on December 15, 2011.

Quick Link to Table of Contents

Results of Operations for the nine months ended September 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Nine months ended
	September 30, 2011	September 30, 2010
	Unaudited	Unaudited	Change	%Change
Revenue	$764,157	$24,962	$739,195	96.73%
Cost of goods sold	304,892	13,965	290,927	95.42%
Gross Profit	459,265	10,997	448,268	97.61%

Operating expenses:
Research and development	135,937	282,538	(146,601)	-107.84%
General & administrative	1,246,607	815,483	431,124	34.58%
Equity based compensation	3,926,042	1,839,085	2,086,957	53.16%
Depreciation/amortization expense	105,522	147,542	(42,020)	-39.82%
Total operating expenses	5,414,108	3,084,648	2,329,460	43.02%

Loss before other income (expense)	(4,954,844)	(3,073,651)	(1,881,193)	37.97%

Other income (expense):
Forgiveness of debt income	-	87,000	(87,000)	-100%
Loss on sale of fixed assets	-	(19,852)	19,852	-100%
Franchise tax expense	-	(800)	800	-100%
Interest expense	(121,947)	(2,655)	119,292	97.82%
Change in derivative		(53,730)	53,730	-100%
Foreign exchange gain/(loss)	(26,696)	-	(26,696)	100%
Total other income (expense)	(148,642)	(9,963)	158,605	106.70%

Net Loss	$(5,103,486)	$(3,063,688)	$2,039,798	39.97%
Loss per share: basic and diluted	$(0.13)	(0.08)	$(0.05)	36.60%
Weighted average number of common shares outstanding: basic and diluted	38,904,903	36,833,818	2,064,163	5.31%

Revenues. We had $764,157 in revenues for the nine months ended September 30, 2011, which is a 96.73% increase compared to $24,962 of revenues for the nine months ended September 30, 2010.  These revenues over the first nine months of 2011 represent our first sales of components to the Port of Los Angeles for the ongoing joint development Tyranno truck program which is designed for drayage in and out of the port. Our revenues also includes a payment of $150,000 from the Port of Los Angeles for development costs asscociated with the Tyranno truck program as well as our first development milestone payment of $191, 250 from the Port of Long Beach related to the delivery of the first Tyranno truck to TTSI for testing and analysis.

We believe that capital will be available through private investors and we can take advantage of the new Clean Truck Program at the Ports of Long Beach and Los Angeles, California to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses increased by $2,329,460 to $5,414,108, for the nine months ended September 30, 2011 from $3,084,648 for the nine months ended September 30, 2010.  The bulk of the increase is attributed to the equity based compensation awarded to consultants involved in capital raises to fund ongoing operations.

Income (Loss) from Operations. For the nine month periods ended September 30, 2011 and September 30, 2010, we incurred losses before other income and expenses of $4,954,844 and $3,073,651, respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss increased from $3,063,688 for the nine months ended September 30, 2010 to a net loss of $5,103,486 for the nine months ended September 30, 2011.

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

(q)

On July 7th 2011, the Company issued 150,000 shares of the newly established Series A Convertible Preferred Stock to Jablon Global Equity Fund, in return for $150,000 at a price of $1 per share.  The company at the time of issuance reserved 750,000 shares of common stock in contemplation of conversion of these preferred shares at a later date.

(r)

On August 30th 2011, the Company issued 100,000 shares of Series A Convertible Preferred Stock to the Altair Fund, in return for $100,000 at a price of $1 per share.  The company at the time of issuance reserved 500,000 shares of common stock in contemplation of conversion of these preferred shares at a later date.

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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Link to Table of Contents

Exhibit No.	Description
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
101

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

VISION INDUSTRIES CORP.

Dated: November 14, 2011	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, and Director

Dated: November 14, 2011	/s/ ALLAN LEGATOR
Allan Legator
Chief Financial Officer, Secretary, Treasurer