Form 10-K
period 2011-12-31
VISION INDUSTRIES CORP
filed 2012-04-18
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
879 W. 190 St, Suite 457 Gardena, CA	90248
(Address of Principal Executive Offices)	(Zip code)

(310) 450-0299
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

Yes ☐    No ☑

As of June 30, 2011 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $10,562,809, as computed by reference to the closing sale price on the OTCBB of such common stock ($0.23) multiplied by the number of shares of voting stock outstanding on June 30, 2011 held by non-affiliates (45,925,257 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,159,016

Documents incorporated by reference:  N/A

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Mine Safety Disclosures

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

XBRL EXPLANATORY NOTE

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

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Vision was incorporated in Florida on May 11, 2004, as Cheetah Consulting, Inc. and on December 16, 2008 changed its name to Vision Industries Corp. The Company has its corporate office at 879 W. 190th Street, Suite 457, Gardena, CA 90248.  Our telephone number is (310) 450-0299; the Company’s virtual address is www.VisionMotorCorp.com.

We are a developer of zero emission hydrogen fuel cell/electric powered vehicles and will be providing fueling solutions by building, owning, and operating hydrogen fueling stations. Vision's proprietary hydrogen fuel cell / electric drive system combines the superior acceleration of a battery powered electric vehicle with the extended range provided by a hydrogen fuel cell. Vision is the creator of the TyranoTM, the world's first hybrid electric/hydrogen fuel cell-powered heavy-duty Class 8 truck, featuring zero emissions, reduced operating cost, and superior performance. Vision is also in prototype development of the CheetahTM, which is intended to be the world's first hydrogen fuel cell/ plug-in electric-powered supercar, featuring zero emissions and 0 to 60 MPH acceleration, which is faster than production Ferraris, Lamborghinis, Porsches and the battery powered Tesla.  In addition, Vision and Capacity of Texas, Inc. have joined forces to build a Zero Emissions Terminal Tractor (ZETTTM). The ZETT will be built on Capacity's PHETTTM platform and powered by the Vision plug-in electric/hydrogen fuel cell technology. The PHETTTM was the world’s 1st Hybrid Terminal Tractor.

Description of the Business

We are a company focused on marketing these zero-emission Vehicles to a variety of alternative energy and green-minded individuals, OEM dealer networks, as well as for sale to end-user consumers. We are uniquely positioned to leverage our knowledge and experience in alternative fuels, electronic controls, hybrid drive systems, and hydrogen handling and refueling.

At the present time, third party components exist for the various products that Vision installs in the Vehicles and the Vehicles have not required substantial design modifications or further engineering to bring the Vehicles to market. We believe acquisition of supplies, costs of assembly and other costs related to the production of the Vehicles will require the investment of a material amount of our current and future assets.

We believe that a substantial commercial market will begin to develop for these products over the next two (2) to four (4) years. The year 2015, has been touted by many energy analyst to be seminal moment in which the cleantech transportation infrastructure will be sufficient enough to allow hybrid vehicle technology to gain a significant foothold in the national transportation scene.

In advance of that date, a number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil, and reduce harmful emissions. Our products for the clean power market, featuring off-the-shelf components that provide fuel storage, fuel delivery, and electronic vehicle control systems, will compete directly with other OEM offerings.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Commercialization of fuel cell vehicles is dependent upon establishing cost-effective on-board fuel storage solutions, hydrogen storage and handling codes and standards, battery technology and a hydrogen-refueling infrastructure. Safety is also a primary concern when dealing with highly compressed gases. The fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system on the vehicle. Safety concerns apply to the fuel system as a whole, including the tank, regulator and fuel lines, all of which need to comply with applicable safety standards. Additionally, to ensure widespread commercialization, the fuel storage and delivery systems need to provide adequate range, be of acceptable size and shape, and perform similarly to conventionally fueled vehicles without unacceptably high cost. We believe interim steps will be taken by governments to provide initial refueling infrastructure for demonstration fleets, government programs, commercial fleet operators, and initial consumer commercialization. This initial infrastructure could include mobile refueling units, compact stationary refueling units and bulk transport trailers.

Quick Link to Table of Contents

Our Business

(1) Principal Products or Services and Their Markets

Vision Industries Corp., is a California-based manufacturer of zero-emission hydrogen fuel cell | electric hybrid powered Class 8 trucks and terminal tractors. Vision operates in the short-haul, drayage trucking category (the movement of containerized cargo over a short distance, typically less than 50 miles, from a port to an intermodal facility, such as a rail yard). The Company’s  products include the Tyrano™, a short-haul Class 8 tractor, and the ZETT, a single axle terminal tractor co-developed with Capacity of Texas, the world’s largest maker of terminal tractors. Vision also has roots in developing one of the world’s first hydrogen-powered supercars, the Cheetah.

The Company currently markets its vehicles to drayage operators at the twin Ports of Los Angeles and Long Beach and plans to expand its target market nationally to all fleet operators, owner-operators and OEMs.  Concurrently, Vision has been courted by national retailers and global logistics companies to test its on-road vehicles in the short-haul, distribution center-to-store duty-cycle.

The value to these diverse markets is the vehicle’s superior performance, zero emissions and reduced operating costs. Vision is uniquely positioned to leverage its knowledge and experience in alternative fuels (“alt-fuels”), vehicle controls, hybrid drive systems, and hydrogen handling and refueling capabilities to support the growing hybrid vehicle market. Vision intends to become the one-stop solution that can provide a truly pollution-free and alternative energy conversion solution for today’s drivers.  To accomplish this we will be marketing the following alternative energies vehicles:

1.  Tyrano™

The Vision Tyrano™ is a first-of-a-kind dual-propulsion, Class 8 Zero-Emission Hydrogen Fuel Cell / Electric Hybrid heavy-duty truck designed to move containerized cargo from port to rail yard.  With a GCVWR of 80,000 lbs. the Tyrano™ uses Lithium-ion batteries to power an electric motor and Hydrogen fuel cells to extend its range. The core technologies currently incorporated into the Tyrano™ is a proprietary power management system that controls and monitors a battery pack’s State-of-Charge (SOC), the energy demands of an electric drivetrain, along with precise usage of hydrogen gas (H2) from its unique storage technology.

The Vision Tyrano™ was designed for short-distance (<50 mile) containerized cargo movement with trade corridor communities in mind.  It is extremely quiet, thus allowing fleet operators to pass through residential areas, move at night or in the pre-dawn hours of the morning.  Its biggest value proposition is that it is a zero-emission vehicle utilizing an alternative fuel source that is abundantly available within the United States. The benefit to the end-user will be:

•

Superior performance, up to 3,300 ft./lbs. of torque (peak) - over 2.4x the pulling power of conventional diesel engines;

•

Reduced operating costs of 35-45% compared to current diesel-powered Class 8 trucks;

•

Extended commercial range of 200 miles, capable of servicing two full shifts per day.

In a joint-development project with the Port of Long Beach, Vision was awarded $425,000 in grants under the Technology Advancement Program (TAP). Vision delivered its first Tyrano on July 22, 2011 to Total Transportation Services, Inc. (“TTSI”), a national leader in clean fleet drayage. In the same month, TTSI presented Vision with a Letter of Intent to purchase the first 100 Tyrano Class 8 trucks,

Quick Link to Table of Contents

with an option to purchase an addition 300 vehicles for a total contract value of $108MM.

The Tyrano™ is currently undergoing early-stage revenue service testing at the Port of Long Beach.

2.  Vision (ZETT) Terminal Tractors

The Zero-Emission Terminal Tractor (ZETT) is a Class 8 facility-only Hydrogen Fuel Cell Electric Hybrid vehicle. It has a 130,000 lbs. GCVWR and is designed to move the really-heavy containerized cargo inside a Port facility or central distribution center.  The ZETT is designed to operate for two full eight-hour shifts with refillable hydrogen tanks.  Like its Tyrano™ sibling, its use Lithium-ion batteries as its main power supply and uses hydrogen fuel cells to recharge its batteries on-the-fly.

On April 22, 2011, Vision was awarded a $1,275,000 contract by The Port of Los Angeles to retrofit 15 short-range, port-owned electric terminal tractors with their proprietary Hydrogen fuel cell | electric hybrid system.

 3.   Cheetah

The Cheetah Supercar is a zero-emission passenger sports car prototype, using Vision’s proprietary hybrid hydrogen drive system which can deliver 425 horsepower and 1,350 FT /LBS of torque.

(2) Distribution Methods of the Services

The primary delivery of our services will be through our planned location in Long Beach, California. Through the company’s relationship with the Ports of Los Angeles and Long Beach, Vision has been introduced to the twenty-two (22) largest drayage fleet operators in the country.  Combined, they account for a large portion of the 16,000 trucks operating in and around the Port system.  Vision plans to exploit its unique first-to-market position in the largest and busiest deep-water Port in the United States, and build a clientele of fleets willing to upgrade their diesel-emission trucks to the zero-emission solution to meet State and local emission mandates.

As the company’s production book increase, Vision will rely on OEM partners to manufacture and assemble the Tyrano™ for distribution.  Vision will also rely on its sales force, strategic partners and third-party vendors to: (a) sell its vehicles; (b) develop new customers; and (c) consummate joint application development programs with leading OEMs in its target markets.

 (3) Status of Any Publicly Announced New Product or Service

Vision plans to continue to develop our alt-fuel technologies for the transportation industry, including both civilian and military applications.

(4) Our Competition

We believe that substantial commercial markets will begin to develop for these products over the next two (2) to four (4) years. However, we also believe that these Vehicles will reach significant production volumes only if fuel cell /electric hybrid vehicles enter the marketplace in sufficient quantities to create a demand for a broad network of hydrogen fueling stations owned and operated by others.

There are a number of automotive and industrial manufacturers developing alternative power systems using fuel cells or clean burning gaseous fuels. Vision will be competing with other OEM offerings.

Quick Link to Table of Contents

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our electric/hydrogen hybrid vehicles to meet market opportunities. Initially, we are focusing our marketing efforts in North America, particularly Southern California. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

Because Vision does not manufacture fuel cells, fuel reformers or the parts use in our vehicles, Vision may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens, and Visteon.  Vision believes that our competitors have technology leadership and integration expertise derived from many years of experience with vehicle development and assembly programs, whereas we are a recently formed company with no track-record. Our foreseeable competitors typically focus on individual components, whereas we will focus on integrating pre-existing components into the “best-vehicle configurations.”

A critical element for hydrogen-based vehicles and OEM alternative fuel vehicles is fuel storage. Vision will use third-party suppliers of fuel storage systems, primarily high-pressure gaseous storage cylinders for hydrogen. Manufacturers of the systems include Quantum, Dynetek Industries Ltd., Lincoln Composites and Structural Composites Inc. Liquid hydrogen, metal hydrides and on-board liquid fuel reformation may also provide alternatives to high-pressure storage. Companies pursuing these competing technologies include Linde AG, Air Products, Energy Conversion Devices, and Asemblon.  We have entered into an exclusive license agreement with Asemblon for their proprietary patented HYDRNOL™.

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

Quick Link to Table of Contents

have to rely on any one or a limited number of customers for our business. While our target market is limited to California, sales will expand nationwide as third parties begin to sell our products nationwide.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Development and protection of Vision’s intellectual property is not perceived to be crucial to our future success. Vision’s proprietary processes and methodology are secretive and valuable and will rely on trade secret laws to protect these intellectual property rights. Although we recognize the importance of patent and trade secret laws and, when appropriate, intend to seek the advantages and benefits these laws offer, we believe that our growth and future success will be more dependent on factors such as the knowledge, experience and expertise of our personnel, new product introductions, continued emphasis on research and development and creation of “know-how.” Should we seek patents for our products, processes, or business methodology, we do not know whether any patents will be issued from our patent applications or business methodology or, if patents are obtained, whether or not the scopes of such patents will be sufficiently broad to protect our technologies or processes. Even if we obtain patents, our patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and/or scope of our patents and trademarks. We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property rights provide significant protection from competition.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

 (10) Research and Development During The Last Two Fiscal Years

We spent $111,012 and $387,770 on research and development (“R&D”) during the fiscal years ended December 31, 2011 and 2010, respectively. The money used to fund this R&D was derived from short-term note financing.

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

(12) Our Employees

As of December 31, 2011, we had seven (7) full-time employees on our payroll. In addition to our employee personnel, we utilize two (2) independent contractors in our business. During peak production periods, we may increase our work force. None of our employees is represented by a collective bargaining agreement; we consider our relations with our employees to be good.

Quick Link to Table of Contents

Reports to Security Holders

We will file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at www.sec.gov.

We are not required by the Florida Revised Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements.

 ITEM 1A—RISK FACTORS

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

We have sales and contracts with the Port of Los Angles and with the Port of Long Beach.  We may not be able to develop additional sales. Or, conversely, we may enter into contracts with one or more re-sale market businesses that result in our being dependent on sales to, and contracts with, one or only a few parties for a substantial portion of our revenue.

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

Quick Link to Table of Contents

Risk Factors Related To Our Financial Condition

We have a limited operating history, with no track record to determine if our planned business will be financially viable or successful. Our future mix of revenues may not reflect our current business strategy, and it may be difficult to assess our business and future prospects. We have only recently delivered our first vehicles.  We intent to test and further develop our vehicles in conjunction with our launch customers. Our   Company’s business plan will not be fully exploitable until our technologies pass all applicable federal and state inspection requirements. Our projected revenues from our business may fall short of our targeted goals and our profit margins may likewise not be achieved. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategies will be successful.

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

We have incurred significant operating expenses over the last three years. As a result, we expect to incur losses in 2012, and we may never achieve profitability. Accordingly, we may not be able to implement our business strategy, and the price of our common shares may decline. Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, and cause the price of our common shares to decline.

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

Quick Link to Table of Contents

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

We may be unable to raise additional capital to pursue our commercialization plans and may be forced to discontinue product development, reduce our sales and marketing efforts or forego attractive business opportunities. We will require additional capital to acquire or invest in complementary businesses or products, obtain the right to use complementary technologies or accelerate product development and commercialization activities. If suppliers of components of our vehicles are unable to meet our demand or otherwise fall victim to market forces, we may be forced to find alternate suppliers or be forced to develop the capability of assembling one or more of our own components for our vehicles.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

We must work at all times to lower the cost of our hydrogen drive systems (and installation costs) and demonstrate their reliability, or consumers will unlikely purchase our products. The ultimate cost of hydrogen technology and hydrogen fuel-based products is not fully tested and known. The price of hydrogen generation products is dependent largely upon material and assembling costs. We cannot guarantee that we will be able to lower these costs to a level where we will be able to produce and/or sell a competitive product. If third party providers are unable to produce and distribute hydrogen and/or alternative fuel generation products that are competitive with other technologies in terms of price, performance, reliability and longevity, consumers will unlikely buy our Vehicles. Accordingly, we would not be able to generate sufficient revenues with positive gross margins, to achieve and sustain profitability.

Quick Link to Table of Contents

Any failures or delays in field tests of our products could negatively affect our customer relationships and increase our assembling costs. We intend to regularly field-test our Vehicles. Any failures or delays in our field-tests could harm our competitive position and impair our ability to sell our Vehicles. Our field-tests may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly, operator error and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays will be beyond our control. In addition, field-test programs, by their nature, may involve delays relating to product roll-out and modifications to product design, as well as third party involvement. Any problem or perceived problem with our field-tests, whether it originates from our technology, our design, or third parties, could hurt our reputation and the reputation of our Vehicles and limit our sales. Such field test failures may negatively affect our relationships with customers, require us to extend field-testing longer than anticipated before undertaking commercial sales and/or require us to develop further technologies to account for such failures.

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

All fuels, including hydrogen, pose significant safety hazards, and hydrogen vehicles have not yet been widely used under “real-world” driving conditions. Ensuring that hydrogen fuel is safe for use by the driving public requires that appropriate codes and standards be established that will address certain characteristics of hydrogen and the safe handling of hydrogen fuels. The development of hydrogen fuel applicable standards is being undertaken by numerous organizations, including the American National Standards Institute, the American Society of Mechanical Engineers, the European Integrated Hydrogen Project, the International Code Council, the International Standards Organization, the National Fire Protection Association, the National Hydrogen Association, the Society of Automotive Engineers, the Canadian Standards Association, the American National Standards Institute and the International Electro-technical Commission. Given the number of organizations pursuing hydrogen and fuel cell codes and standards, it is not clear whether universally accepted codes and standards will be implemented and, if so, when. Although many organizations have identified as a significant priority the development of codes and standards, we cannot assure you that any resulting codes and standards would not materially affect our revenue or the commercialization of our products.

Quick Link to Table of Contents

We anticipate that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies, alt-fuel technologies and hybrid fuel technologies and products which may impair our ability to distribute, install and service our Vehicles. Any new government regulation that affects fuel technologies, whether at the foreign, federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our Vehicles. As a result, these regulations may have a negative impact on our business and financial condition.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

As of December 31, 2011, there were 21,220,000 outstanding options and 30,822,816 warrants to purchase our common shares.  In the future, we may issue options and warrants to purchase our common shares and if these securities are exercised, our shareholders will incur dilution which could be substantial. A significant element in our plan to attract and retain qualified personnel is the issuance to such persons of options to purchase our common shares. Accordingly, to the extent that we are required to issue significant numbers of options to our employees, and such options are exercised, a shareholder could experience significant dilution.

Risk Factors Relating to Our Business

Vision is a new company and, since the date of its inception on May 11, 2004, has lost money and losses may continue. We have incurred substantial losses since the company’s inception and anticipate continuing to incur substantial losses for the foreseeable future.  Vision had $3,481 in cash and cash equivalents as of December 31, 2011.  To succeed, Vision must develop new client and customer relationships and substantially increase its revenue derived from improved Vehicles and additional value-added services. Vision has expended, and to the extent it has available financing, Vision intends to continue to expend substantial resources to develop and improve its Vehicles and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, Vision may not be able to achieve or sustain profitability.

Quick Link to Table of Contents

Our independent registered public accounting firm has added going concern language to its report on our financial statements, which means that Vision may not be able to continue operations without continued reliance on investment capital, which may not be readily obtainable. The report of Drake & Klein, C.P.A.s, our independent registered public accounting firm, with respect to our financial statements and the related notes for the period ended December 31, 2011, indicates that at the date of their report, Vision had suffered significant losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a foreseeable small and thinly traded public float, limited operating history and lack of significant revenues or profits to date for our products, which could lead to wide fluctuations in our share price. The price at which investors have purchased our common shares may not be indicative of the price that will prevail in the trading market. An investor may be unable to sell his/her/its common shares at or above his/her/its purchase price, which may result in substantial losses to an investor. The volatility in our common share price may subject us to securities litigation. The market for our common shares is expected to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors. First, we will have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are expected to be sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market

Quick Link to Table of Contents

without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price.

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

Should any of the majority shareholders acquire the right to acquire substantial amounts of additional shares by option or warrant, the conversion or exercise of such securities might result in the substantial dilution of an investment in terms of a shareholder’s percentage ownership in the Company as well as the book value of his/her/its common shares. The sale of a large amount of shares of common stock received upon the conversion or exercise of any possible options or warrants granted to the above-referenced persons on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares. There are currently outstanding as of December 31, 2011, 21,220,000 options to purchase our stock issued and our President and CEO of Vision currently owns 17,000,000 of those options.  There is a corporate entity who already own 2,962,371 shares.  In the future, additional warrants or options could be granted, which, if granted and exercised would entitle the holders to shares of common stock, in addition to the shares they own outright. In the event of the exercise of these options or warrants, if granted, to purchase Company securities, an investor could suffer dilution of an investment in terms of percentage ownership in the company as well as the book value of common shares. In addition, the holders of the common share purchase options or warrants, if granted, may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or those transactions or relationships will be successful. Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse effect on our business, results of operations or financial condition include, among other things:

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

.ITEM 2—DESCRIPTION OF PROPERTY

The Company leases its corporate office at 879 W. 190th Street, Suite 457, Gardena, CA 90248. The Company plans to lease a 17,500 Sq. / Ft. R&D facility at 1536 W. Pacific Coast Highway, Long Beach CA 90810.  Our telephone number is (310) 450-0299; the Company’s virtual address is www.VisionMotorCorp.com.

Quick Link to Table of Contents

ITEM 3—LEGAL PROCEEDINGS

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

On December 21, 2011, Vision and Hejmanowski entered into a settlement agreement, whereby both parties released each other from any past and future claims.

On January 17, 2012, LAWRENCE ERWIN WEISDORN, in his capacity as Debtor in Possession for the Bankruptcy Estate of Lawrence Erwin Weisdorn, filed and adversary claim against the company.  The company denies any wrongdoing and will continue to enforce its rights to the fullest extent of the law.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “VIIC.”  The price of our stock at market closing on December 31, 2011 was $0.24 per share.

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

During the year ended December 31, 2011, the Company issued 8,838,385 shares of common stock: 7,726,300 issued through private placement offering to accredited investors; 830,000 issued through awards of stock to employees and independent contractors; and 282,085 issued for consulting services. The Company also issued 250,000 preferred shares through private placement offering.

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

Quick Link to Table of Contents

We had two hundred sixty seven (267) stockholders of record of our common stock as of December 31, 2011. The CUSIP number for our common stock is 92835C 101.

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

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this annual report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

Quick Link to Table of Contents

General

We are an operating company that is seeking to expand its operations. We have an operating history and have generated revenues from our prior business model activities that have produced both net incomes and losses in the periods in which we have been fully operational. .

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have engaged Stonegate Securities to introduce the Company to institutional investors with the intent of raising additional operating capital to fund continued growth. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

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

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	G&A EXPENSES	NET INCOME (LOSS)
December 31, 2011	$ 764,157	$6,779,835	$ (6,444,184)

December 31, 2010	$ 24,962	$ 4,488,618	$ (4,579,749)

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $3,480.

Between May 2004 and December 2008, the company concentrated its efforts in providing consulting services to a niche market targeting small to medium sized businesses whose management was seeking a method of

Quick Link to Table of Contents

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

Results of Operations for the years ended December 31, 2011 and 2010

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Comparison of our Statement of Operations for the Years Ended:

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)	%Change
Revenue:	$764,157	$24,962	2,961%
Direct Costs:	306,622	15,381	1,894%
Operating expenses:	6,779,834	4,488,618	51%
Loss before other income (expense).	(6,322,299)	(4,479,037)	41%
Other income (expense):	(121,885)	(100,712)	21%
Net income (loss)	($6,444,184)	($4,579,749)	41%
Income (loss) per share: basic and diluted	(0.17)	(0.12)	42%

Revenues. For the year ended December 31, 2011, revenues were $764,157, compared to $24,962 for the year ended December 31, 2010.The revenues generated in the current year were directly attributable to reaching milestones in the demonstration projects with the Port of Los Angeles and the Port of Long Beach.

Operating Expenses. Expenses increased by $2,291,216 to $6,779,834 for the year ended December 31, 2011 from $4,488,618 for the year ended December 31, 2010.  The majority of the increase in  expenses is reflected in the increase in equity based compensation, an increase of $2,042,725  We believe that such equity based compensation provides incentive to employees, independent contractors and consultants engaged in capital and financing arrangements.

Quick Link to Table of Contents

As a percentage of revenues, our cost of revenues was 40%  and 62% for the years ended December 31, 2011 and December 31,  2010, respectively.

Income (Loss) from Operations. For the year ended December 31, 2011 and 2010, we incurred losses of $6,444,184 and $4,579,749, respectively, an increased deficit of $1,864,435.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued.

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

Quick Link to Table of Contents

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2006, we engaged Drake & Klein, CPAs (formerly Randall N. Drake, C.P.A)., ("Drake ") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Table 3.0 Directors and Executive Officers

Name	Age	Position
Martin Schuermann	46	President, Secretary, Treasurer, CEO, CFO & Director[1]
Brett D. Mayer	48	Independent Director
Scott Lambert	54	Independent Director
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

Quick Link to Table of Contents

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2011 were timely filed with the Commission.

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

Audit Committee

The Company’s Board of Directors has an Audit Committee, which is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent registered public accounting firm; (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal controls over financial reporting. In addition, the committee recommends to the Board of Directors the appointment of independent accountants and analyzes the reports and recommendations of such firm. The committee also prepares the Audit Committee report required by the rules of the Commission. During 2011, the Audit Committee consisted of Messrs. Mayer, and Lambert, each of whom was determined by the Board of Directors to be independent of the Company based on the NASDAQ Capital Market’s definition of “independence.” The Board of Directors has identified Mr. Mayer as the Audit Committee financial expert and determined that Mr. Mayer is independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

Quick Link to Table of Contents

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

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2011 and 2010, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2011 and 2010, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 4.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Schuermann, President, Director	2011	300,000	0	0		0		5,250	305,250
	2010	300,000	0	0				5,250	305,250

On December 15, 2008, the Company entered into executive employment agreement with Martin Schuermann.

Pursuant to this Agreements, Martin Schuermann is employed as Chief Executive Officer and President of the Company. The base compensation is reviewed every two years and adjustments are made based upon performance.

Quick Link to Table of Contents

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2011:

Table 5.0 Outstanding Equity Awards at December 31, 2011

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin Schuermann	4,500,000[1]		0	$1.00	1/8/2014	0	0	0	0
	8,000,000		0	$0.54	11/5/2014	0	0	0	0
	4,500,000			$0.21	6/5/2014
Brett D. Mayer	1,000,000[3]	500,,000	0	$0.10	10/1/2015	0	0	0	0
Scott Lambert	1,000,000[4]	500,000	0	$0.10	10/1/2015	0	0	0	0

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

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 6.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Schuermann	0	0	0	0	0	0	0
Brett D. Mayer	0	0	15,000[1]	0	0	0	15,000
Scott Lambert	0	0	15,000[2]	0	0	0	15,000

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

Quick Link to Table of Contents

Board of Directors and Committees

Currently, our Board of Directors consists of Martin Schuermann, Brett D. Mayer, and Scott Lambert. We are not actively seeking additional board members. At present, the Board of Directors has not established any standing committees, other than the Compensation and Stock Option Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2011, Martin Schuermann was an employee-officer of the Company and both Brett D. Mayer and Scott Lambert were not employee-officers of the Company.   Neither Mr. Mayer nor Mr. Lambert were formerly an officer of the Company and none of the Compensation Committee members had any disclosable transactions with related persons under Item 404 of Regulation S-K.  Board members participated in the consideration of the Director compensation.  At this time, the Compensation Committee does not have a charter.

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

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

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

Quick Link to Table of Contents

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

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2011, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 7.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Martin Schuermann 120 Eucalyptus Dr. El Segundo, CA 90245	18,765,000	41.0%
Common Stock	Brett D. Mayer 1801 Century Park East, 9th Floor Los Angeles, CA 90087	1,000,000[2]	2.2%
Common Stock	Scott Lambert 9575 Gloucester Dr. Beverly Hills, CA 91211	1,000,000[3]	2.2%
Common Stock	All Executive Officers and Directors as a Group

[1] This number includes 4,166,667 options which vested in 2009, and 5,666,667 shares which vested in 2010, and 7,166,667 which vested in 2011.

[2] This number includes 500,000 options which vested on January 1, 2012.

[3] This number includes 500,000 options which vested on January 1, 2012

Quick Link to Table of Contents

The following table sets forth information concerning the 2009 Vision Industries Corp. Non-Qualified Stock Option Plan which was adopted by the Shareholders on January 8, 2009, and Amended on November 5, 2009.

Table 8.0 Stock Option and Warrants

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	21,220,000	$0.54	3,780,000

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2010, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.  The former President and Chairman of our company, Diane J. Harrison, is the President of Harrison Law, P.A., the Company’s securities law firm.  Ms. Harrison is a licensed attorney in good standing in Florida and Nevada. She is a security holder of the Company holding less than 5% of the stock issued and outstanding on December 31, 2011.

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

Quick Link to Table of Contents

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company. The following table sets forth the aggregate fees billed by Klein & Drake, CPAs.  for fiscal 2011 and 2010:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2011	$ 25,000	$ 0.0	$ 0.0	$ 0	$ 25,000
2010	$ 24,500	$ 0.0	$ 0.0	$ 51,898	$ 76,398

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
101

Financial statements from the annual report on Form 10-K of Vision Industries Corp. for the year ended December 31, 2011, filed on April 17, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith.

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: April 17, 2012	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VISION INDUSTRIES CORP.

Dated: April 17, 2012	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors

Dated: April 17, 2012	/s/DAVID MORENO
David Moreno
Chief Financial Officer

Dated: April 17, 2012	/s/BRETT D. MAYER
Brett D. Mayer
Director

Dated: April 17, 2012	/s/SCOTT LAMBERT
Scott Lambert
Director

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Drake & Klein CPAs

A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vision Industries Corp.

We have audited the accompanying balance sheets of Vision Industries Corp. as of December 31, 2011 and 2010 and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended.  The management of Vision Industries Corp. is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Industries Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12  to the financial statements, the Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing that raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Drake & Klein CPAs

Clearwater, Florida

April 16, 2012

PO Box 2493 Dunedin, FL 34697-2493 727-512-2743	2451 McMullen Booth Rd. Suite 210 Clearwater, FL 33759-1362

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

BALANCE SHEET

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,480	$641,069
Accounts Receivable	2,750
Inventory	211,564
Prepaid expenses	34,848	26,058
Trade deposits	-	111,025
Supply inventory	11,450	11,450
Total current assets	264,092	789,602

Property and equipment, net	203,418	290,574

Intangible assets, net	292,887	346,427

Other assets:
Employee advances	4,208	-
Security deposits	21,200	20,793
Total other assets	25,408	20,793

Total assets	$785,805	$1,447,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$523,615	$349,979
Current portion notes payable	318,500	247,322
Total current liabilities	842,115	597,301

Noncurrent liabilities:
Notes payable - noncurrent portion	1,100,000	1,514,330
Total noncurrent liabilities	1,100,000	1,514,330

Total liabilities	1,942,115	2,111,631

Stockholders' deficit:
Preferred stock,$.001 par value, 2,000,000 shares authorized	250
Common stock, $.001 par value 500,000,000 authorized, 46,159,016 and 37,320,631 issued and outstanding, respectively	46,159	37,321
Additional paid in capital	13,338,990	7,538,658
Deferred compensation	(217,500)	(360,188)
Accumulated deficit	(14,324,210)	(7,880,026)
Total stockholders' deficit	(1,156,311)	(664,235

Total liabilities and stockholders' deficit	$785,805	$1,447,396

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF OPERATION

For the Years Ended

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)

Revenue:
Sales	$764,157	$24,962
Total revenue	764,157	24,962

Direct Costs:
Purchases	306,622	13,965
Freight		1,416
Total Direct Costs	306,622	15,381

Profit	457,535	9,581

Operating expenses:
Research and development	111,012	387,770
General & administrative	1,531,944	916,217
Equity based compensation	4,996,182	2,953,457
Depreciation/amortization expense	140,696	231,174
Total operating expenses:	6,779,834	4,488,618

Loss before other income (expense)	(6,322,299)	(4,479,037)
Other income (expense):
Forgiveness of debt	36,000	87,000
Loss on sale of fixed assets	-	(24,852)
Franchise tax expense	-	(800)
Interest expense	(131,189)	(11,138)
Change in derivative	-	(150,922)
Loss on foreign currency translation	(26,696)	-
Total other income (expense)	(121,885)	(100,712)

Net loss before provision for income tax	(6,444,184)	4,579,749)
Provision for income tax	-	--
Net loss	$(6,444,184)	$(4,579,749)
Loss per share: basic and diluted	$(0.17)	$(0.12)

Weighted average number of
common shares outstanding:
Basic and diluted	38,904,093	38,005,533

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2011 and December 31, 2010

(Audited)

	Common Stock
	Shares	Amount	Paid in Capital	Deferred Compensation	Retained Earnings	Total

Balances at December 31, 2009	37,298,571	37,299	3,817,227	(129,452)	(3,300,277)	424,797

Issuance of new shares on for cash	2,200,000	2,200	546,360		0	548,560

Issuance of new shares for non-cash	5,047,727	5,048	3,175,071	(230,736)	0	2,949,383

Stock forfeitures	(7,225,667)	(7,226.00)	0	0	0	(7,226.00)

Net loss		0	0	0	(4,579,749)	(4,579,749)

Balances at December 31, 2010	37,320,631	$37,321	$7,538,658	$(360,188)	$(7,880,026)	$(664,235)

Issuance of new shares for note conversion	7,726,293	7,728	882,756			890,484

Issuance of new shares for non-cash	1,112,092	1,112	4,667,826	142,688		4,811,626

Common Shares	46,159,016	46,159

Preferred Shares issued	250,000	250	249,750			250,000

Net loss					(6,444,184)	(6,444,184)

Balances at December 31, 2011			13,338,990	217,500	(14,324,210)	(1,156,309)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CASH FLOWS

For the Years Ended

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,444,184)	$(4,579,749)

Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	4,996,182	2,953,457
Depreciation and amortization	140,696	231,174
Forgiveness of debt	(36,000)	(87,000)
Impairment of assets and intangibles	-	400,990
Conversion of notes	225,634
Foreign exchange loss	26,695
Stock issuance in lieu of professional services	53,908
Cancellation of note derivatives	(210,104)
Write off of note		5,000
Changes in operating assets and liabilities:
Inventory	(211,564)	(11,450)
Accounts receivable	(2,750)
Other assets	(4,615)
Trade deposits	111,025	(111,025)
Prepaid expense	(8,790)	(12,917)
Notes payable		(12,578)
Accounts payable and accrued expense	173,696	(162,008)

Cash used by operating activities	(1,190,171)	(1,386,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(94,485)
Security deposits	-	(919)

Cash used by investing activities	-	(95,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(400)	(17,000)
Issuance Cost on Notes	-	(50,800)
Short term borrowings	318,500	1,575,230
Issuance of common stock	234,482	548,560

Cash provided by financing activities	552,582	2,055,990

Net increase (decrease) in cash and cash equivalents	(637,589)	574,480

Cash and cash equivalents, beginning of period	641,069	66,589

Cash and cash equivalents, end of period	$3,480	$641,069

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest expense	$131,189	$(2,656)
Sale of property & equipment		24,852
Issuance of common stock	8,838	5,048
Paid in capital		3,145,072
Deferred compensation	142,688	1,466,850
Cancellation of Common stock		(7,180)
Forgiveness of debt		87,000
Inventory		11,450

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

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

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended December 31, 2011; (b) the financial position at December 31, 2011 and (c) cash flows for the year ended December 31, 2011, have been made.

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

December 31, 2011 and December 31, 2010

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers in the ordinary course of business..  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts

Property and Equipment

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

Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to five years.

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the years ended December 31, 2011 and 2010 were $29,211 and $5,022, respectively.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

2.

Summary of significant accounting policies (continued)

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to thirteen years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.  The Company determined that there was an impairment of the carrying value of its Intangible assets as a result of completing its annual impairment analysis as of December 31, 2010.  The results of this review and impact of the impairment are more fully described in Note 4 “Intangibles.”

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

December 31, 2011 and December 31, 2010

(Audited)

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

Effects of Recent Accounting Pronouncements (continued)

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

3.

Property and equipment

Property and equipment at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Shop equipment	44,034	44,034
Production prototypes	526,753	526,753
	589,714	589,714
Less accumulated depreciation	(386,296)	(299,140)
	$203,418	$290,574

Property and equipment are stated at cost whereas production prototypes are stated at net realizable value.    Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, and production equipment from five to seven years. Depreciation on production prototypes uses the straight-line method over five to seven years; however, the prototypes are evaluated on a yearly basis for impairment due to changes in estimates or net realizable value.  During the company’s annual review of PP&E carrying costs in the fourth quarter it was determined that due to change in estimates relating to future revenue and cash flows resulting from the automobile prototype a write down of $280,000 was necessary in the production prototypes category as of December 31, 2010.

Depreciation expense for the year ended December 31, 2011 and 2010 was $87,156 and $196,786 respectively.

4.

Intangibles

Intangible assets at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010
Beginning Balance	$346,427	$480,015
Additions	-	50,800
Amortization	53,281	34,388
Impairment Charge	-	(150,000)
	$293,146	$346,427

Amortization expense for the year ended December 31, 2011 and 2010 was $53,281 and $34,388, respectively.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

4.

Intangibles (continued)

Impairment of Indefinite Lived Intangibles and Goodwill

As part of our annual impairment analysis, it was determined that the carrying amount of the Company’s indefinite lived intangible assets was impaired due to a change in estimates of future revenue streams and cash flows associated with the intellectual property acquired from ICE and a write down in the Intangibles of $150,000 was recognized in December, 2010. Since this asset was acquired from ICE the write down was off set against the related liability to ICE.

5.

Accrued expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010 were $523,615 and $349,979, respectively and included operating expenses.  In 2011, the accrued expenses consist mainly of salary and payroll liabilities totaling $253,695.

6.

Income Tax

Provision (Benefit) for Income Taxes

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

6.

Income Tax (continued)

Deferred Income Taxes (continued)

In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates, recent organizational changes, its forecasts and projections. The Company therefore has recorded a valuation allowance for its net deferred tax assets as of December 31, 2011 and December 31, 2010.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the valuation allowance.

The components of the Company's net deferred tax assets and liabilities as of December 31, 2010 and 2010:

	December 31, 2011	December 31, 2010
Deferred Tax Assets:
Accrued compensation	$51,313	$57,938
Derivative	(86,256)	60,119
Intangible assets		8,123
Equity compensation	1,698,702	1,766,579
Federal and state credits		19,785
Net operating loss carry-forwards	1,576,853	1,339,948
Subtotal	3,240,612	3,252,492
Less valuation allowance	3,211,642	(3,215,801)
Total deferred tax assets	28,970	36,691

Deferred Tax Liabilities:
Property, plant and equipment	28,970	36,691
Total deferred tax liabilities	28,970	36,691

Net Deferred Tax Asset	0	(0)

As a result of certain realization requirements of ASC Topic 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011 and 2010 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include net operating loss carry-forwards. Equity will be increased by approximately $29,000 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

6.

Income Tax (continued)

Deferred Income Taxes (continued)

As of December 31, 2011 the Company has net operating loss and credit carry-forwards remaining from the following years:

Year Generated	Federal Net Operating Loss	Expires	State Net Operating Loss	Expires	Federal Credits	Expires	State Credits	Expires
2008	$ 22,308	2028	$ 16,350	2028	$ -		-
2009	1,574,460	2029	1,445,278	2019	13,999	2029	5,786	indefinite
2010	1,564,538	2030	1,543,468	2020	-		-
2011	1,576,853	2031	1,576,853	2030
	$ 4,738,159		$4,581,949		$ 13,999		5,786

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

The Company believes that it is reasonably possible that no change in unrecognized tax benefits may be necessary within the coming year.  As of December 31, 2011 the Company believed that it was reasonably possible that no change in unrecognized tax benefits would have occurred during the year ended December 31, 2011.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2011 the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008. Tax year 2006 was open as of December 31, 2009.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

7.

Stockholders’ equity

On December 31, 2010, there were 37,320,631 shares of common stock issued and outstanding.

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

.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

7.

Stockholders’ equity (continued)

During the third quarter, the company issued 203,759 shares of common stock to various consultants and professionals in lieu of payment for services provided to the Company. In addition, the Company issued 30,000 shares of common stock to an employee pursuant to his employment agreement.

On December 31, 2011, there were 46,159,016 shares of common stock issued and outstanding and 250,000 shares of preferred stock issued and outstanding.

At December 31, 2011, the Company had 21,200,000 options and 30,822,816 warrants issued and outstanding.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

8.

Debenture Financing (continued)

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

9.

Commitment and contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.  The Company has no known lawsuits or any pending litigation.

The Company’s leases for office and R&D facilities expired in January 2012.  Starting February 1, 2012 the Company leases its corporate office at 879 W. 190th Street, Suite 457, Gardena, CA 90248. The Company plans to lease a 17,500 Sq. / Ft. R&D facility at 1536 W. Pacific Coast Highway, Long Beach CA 90810.  Negotiations are in process on the future lease commitment.

10.

Notes Payable

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

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

10.

Notes Payable (continued)

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

On January 31, 2011 the Company executed a unsecured short term promissory note with Juha Halttunen for $200,000.  The note contains interest of 9% and both principal and accrued interests are due and payable on December 15th, 2011.  Juha Halttunen received 500,000 warrants at a $0.25 per share purchase price and an additional 500,000 warrants at a $0.40 per share purchase price. In return for the loan, the Company will issue 100,000 shares of common stock and 250,000 warrants at $0.25 per share purchase price to C&M Capital for consulting and Finders

On February 3rd, 2011, the Company was notified by Asher that it was converting an additional $10,000 of the $37,000 note outstanding at $0.0741 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 134,953 shares to Asher and left a balance on the note of $27,000.

On February 16th, 2011, the Company was notified by Asher that it was converting an additional $10,000 of the $27,000 note outstanding at $0.0695 per share based on the formula laid out in section 1.2(a) of the note, which is the average of the 3 lowest prices multiplied by 61%.  This conversion resulted in the issuance of 143,885 shares to Asher and left a balance on the note of $17,000

On November 12, 2011 the Company entered into a convertible debenture agreement, in the amount of $68,500, with the Asher Company. The note is due and payable or converted within 9 months of execution of the note. The note bears interest at the rate of 8% per annum

On November 17, 2011 the Company entered into a convertible debenture agreement, in the amount of $50,000, with the Asher Company. The note is due on August 16, 2012, and bears interest at the rate of 8% per annum.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

10.

Notes Payable (continued)

Table below describes all current and non-current debentures and notes payable as of December 31, 2011 and December 31, 2010:

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			2011	2010
Current portion notes payable
Asher Enterprises Inc. (“Asher Note”)	6/23/2010	0	8%		60,000
Asher Note derivative liability -relieved	6/23/2010	0	-		150,922
Donald Hejmanowski (forgiven 2011)	5/7/2009	0	-		36,000
Executive advance	7/29/2010	0	-		400
Asher 3	11/17/2011	0		50,000
Asher 2	11/12/2011	0s		68,500
Juha Halttenen	1/31/2011	0		200,000
Total current portion notes payable				318,500	247,322

Quality Investment Fund	10/8/2010	0	12%		414,330
Quality Investment Fund	11/18/2010	0	12%	600,000	600,000
QIF Malta 1 Ltd	12/28/2010	0	5%	500,000	500,000
Total non-current portion notes payable				$1,100,000	1,514,330

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and December 31, 2010

(Audited)

(Continued)

12.

Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  As stated above, on July 8, 2010, the Company entered into a non-exclusive placement agreement with Stonegate Securities, Inc., a Texas corporation, to raise capital via a private placement to be executed in the near future.  Due to current global sentiment towards alternative energy and fuel efficiency in the HEV/EV markets, management is in active discussions with Stonegate about the potential to raise approximately $10,000,000-$12,000,000 in the current year to fund continued development and commercialization of products in the heavy-duty truck market.

As of December 31, 2011, the Company has an accumulated deficit of $14,324,210.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13.

Subsequent events

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California.  In the Agreement, TTSI would be allowed to purchase two (2) prototype hybrid Class 8 trucks from Vision for $285,000, payable in five installments of $58,145. Vision will then enter into a 48-month lease agreement for the right to use the trucks.  The lease portion is valued at $285,000, plus a 15% interest rate. At the end of the lease period, Vision will have the option to buy-back the vehicles for a $5,700 fee, plus a return of sales tax paid by TTSI.

Management has evaluated other events subsequent to the balance sheet date for the year ended December 31, 2011, through April 17th, 2012 and determined that there has not been any material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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
101

Financial statements from the annual report on Form 10-K of Vision Industries Corp. for the year ended December 31, 2011, filed on April 17, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

F-2