Form 10-K/A
period 2011-12-31
VISION INDUSTRIES CORP
filed 2012-05-01
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

XBRL EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities Exchange Commission on April 17, 2012, is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.  For the convenience of the reader, this amendment includes those items in our original filing.  No changes have been made to the Form 10-K.  This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

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