Form 10-Q
period 2012-03-31
VISION INDUSTRIES CORP
filed 2012-05-15
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-146209

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

879 W. 190 Street, Suite 457, Gardena, California 90248
(Address of Principal Executive Offices)

(310) 450-0299
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2012:  46,159,016

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31, 2012	December 31, 2011
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,809	$3,480
Accounts Receivable	2,750	2,750
Note Receivable	226,855
Inventory	214,272	211,564
Prepaid expenses	37,417	34,848
Supply inventory	11,450	11,450
Total current assets	495,552	264,092

Property and equipment, net	344,764	203,418

Intangible assets, net	279,502	292,887

Other assets:
Employee advances	7,000	4,208
Security deposits & other	23,420	21,200
Total other assets	30,420	25,408

Total assets	$1,150,238	$785,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$736,134	$523,615
Current portion notes payable	1,448,500	318,500
Total current liabilities	2,184,634	842,115
Noncurrent Liabilities:
Lease Liability	285,000
Deferred Gain	19,160
Notes payable - noncurrent portion		1,100,000
Total noncurrent liabilities	304,160	1,100,000

Total liabilities	2,488,794	1,942,115

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 and none issued and outstanding as of March 31, 2012, and December 31, 2011, respectively	250	250
Common stock, $.001 par value, 500,000,000 authorized 46,159,016 issued and outstanding as of March 31, 2012, and December 31, 2011, respectively	46,159	46,159
Additional paid in capital	14,468,333	13,338,990
Deferred compensation	(130,500)	(217,500)
Accumulated deficit	(15,722,798)	(14,324,209)
Total stockholders' deficit	(1,338,556)	(1,156,310)

Total liabilities and stockholders' deficit	$1,150,238	$785,805

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended
	March 31, 2012	March 31, 2011
	Unaudited	Unaudited
Revenue:
Sales	$10,500	$206,307
Total revenue	10,500	206,307

Direct Costs		92,682

Net revenue	10,500	113,625

Operating expenses:
Research and development	1,713	11,876
General & administrative	265,040	425,485
Equity based compensation	1,088,169	1,098,972
Depreciation and amortization	23,768	35,174
Total operating expenses	1,378,690	1,571,507

Loss before other expense	(1,368,190)	(1,457,882)

Other income (expense)
Miscellaneous Income	20,522
Interest expense	(52,120)	54,395
Rental Income	1,200
Total other income (expense)	(30,398)	54,395

Net loss	$(1,398,588)	$(1,512,277)

Gain (Loss) per share: basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding: basic and diluted	38,904,093	38,503,888

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

		For the three months ended
		March 31, 2012	March 31, 2011
		Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(1,398,588)	$(1,512,277)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation		1,088,169	1,098,972
Depreciation and amortization		23,768	35,174
Conversion of notes			211,779
Cancellation of Asher note derivative			(210,104)
Adjustment to carrying value of fixed assets		20,522
Stock Issuances in lieu of professional services		(826)	-
Changes in operating assets and liabilities:
Change in inventory		(2,708)	(12,589)
Note Receivable-reduction		58,145	(60,362)
Trade deposits		(2,220)	9,261
Prepaid expenses		(2,569)	3,386
Accounts payable and accrued expense		56,636	(3,264)
Cash used by operating activities		(159,671)	(440,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Leaseback of fixed assets- capitalized		(285,000)
Security Deposits			(307)
Cash used by investing activities		(285,000)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable			(400)
Note Receivable -Sale-Leaseback of fixed assets		285,000
Subscription agreement for stock and warrants		129,000
Short term borrowings		30,000	200,000
Cash provided by financing activities		444,000	199,600

Net decrease increase in cash and cash equivalents		(671)	(240,731)

Cash and cash equivalents, beginning of period		3,480	641,069

Cash and cash equivalents, end of period		$2,809	$400,338

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$		$819
Paid in capital	$		$1,138,872
Interest expense		$52,120	$42,839

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

 (Unaudited)

Note 1 General background and business environment

The Company was incorporated May 11, 2004 in the State of Florida with the intent of providing consulting services to the transportation industry.  In 2009 the company moved its headquarters to EL Segundo, California, to concentrate on the development and production of zero-emission drivetrains for heavy duty vehicles as well as high performance sports cars.

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

Note 2.Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2012 and 2011; (b) the financial position at March 31, 2012; and (c) cash flows for the three months ended March 31, 2012 and 2011, have been made.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers in the ordinary course of business..  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 2.Summary of significant accounting policies - continued

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the years ended March 31, 2012 and March 31, 2011 were $235  and $10,232.64, respectively.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 2.Summary of significant accounting policies-continued

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

Note 3 Property and equipment

Property and equipment at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Leased assets	285,000
Shop equipment	44,034	44,034
Production prototypes		526,753
	347,961	589,714
Less accumulated depreciation	(3,197)	(386,296)
	$344,764	$203,418

Property and equipment are stated at cost whereas production prototypes are stated at net realizable value.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 3 Property and equipment- continued

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, and production equipment from five to seven years. Depreciation on leased production prototypes uses the straight-line method over four years, however, the prototypes are evaluated on a yearly basis for impairment due to changes in estimates or net realizable value.

On February 29, 2012 the Company leased back the production prototypes that were sold as part of the Sales-Leaseback agreement with Total Transportation Services Inc.  mentioned in Note 7. The Company has elected to capitalize the lease accordance with SFAS 13, “Accounting for Leases;” as amended by SFAS 28 “Accounting for Sales with Leaseback;” and SFAS 98 “Accounting for Leases.”

Depreciation expense for the three months ended March 31, 2012 and March 31, 2011 was $10,383 and $87,156 respectively.

Note 4 Intangibles

Intangible assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Beginning Balance	$292,887	$346,427
Additions	-	0
Amortization	13,385	53,540
Impairment	-
	$279,502	$292,887

Amortization expense for the three months ended March 31, 2012 and December 31, 2011 was $13,385 and $53,540.

Note 5 Accrued expenses

Accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 were $734,164 and $523,615, respectively and included operating expenses.  At March 31, 2012, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $332,442.

Note 6 Income Tax

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2011 the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of March 31, 2012, the Company notes that ASC 740-10 has had no material changes.

Note 6 Stockholders’ equity

On December 31, 2011, there were 46,159,016 shares of common stock issued and outstanding .There was no issuance of common or preferred stock during the first quarter.

On March 31, 2012, there were 46,159,016 shares of common stock issued and outstanding and 250,000 shares of preferred stock issued and outstanding.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 7 Financing

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California.  In the Agreement, TTSI would be allowed to purchase two (2) prototype hybrid Class 8 trucks from Vision for $285,000, payable with interest at a rate of eight percent (8%) per annum in five (5) installments of principal and interest in the amount of $58,145. The base lease obligation is  $285,000, plus a 15%  interest payable in forty-eight (48) monthly installments of $7,932 starting on or about August 1, 2012. At the end of the lease period, Vision will have the option to buy-back the vehicles for a $5,700 fee, plus a return of sales tax paid by TTSI.

On January 31, 2012 the Company entered into a subscription agreement with VP Bank(Switzerland) for the right to purchase 860,000 shares of common stock, and a similar number of warrants to purchase common stock at $ 0.20 per share for a total consideration of $129,000.

Note 8 Commitment and contingencies

The Company’s leases for office and R&D facilities expired in January 2012. Starting February 1, 2012 the Company leases its corporate office at 879 W. 190th Street, Suite 457, Gardena, CA 90248. Negotiations are in progress on future lease commitments.

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

On April 13, 2012, the Company received a Summons from former Director of Investors Relations, Russell Miller, alleging Breach of Contract, Wrongful Termination and other claims.  The Company will defend its position to the fullest extent of the law, including seeking damages from the plaintiff where appropriate.

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 7.) The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932,) starting on or prior to August 1, 2012.

Minimum future lease payments on the corporate offices and production facilities are as follows for leases in place as of March 31, 2012:

Year	Amount
2012	$47,592
2013	95,184
2014	95,184
2015	95,184
2016	47,592

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 9 Notes Payable

Table below describes all current debentures and note payables as of March 31, 2012 and December 31, 2011;

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			2012	2011
Current portion notes payable
Asher 3	11/17/2011	0	8%	50,000	50,000
Asher 2	11/12/2011	0	8%	68,500	68,500
Asher	2/6/2012			30,000
Juha Halttenen	1/31/2011	0	9%	200,000	200,000
Quality Investment Fund	11/18/2010	0	12%	600,000	600,000
QIF Malta 1 Ltd	12/28/2010	0	5%	500,000	500,000
Total current portion notes payable				1,448,500	1,418,500

Note 10 Research and development costs

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

Note 11 Going concern issue

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

As of March 31, 2012, the Company has an accumulated deficit of $15,709,413.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 Subsequent events

Asher Industries, Inc., the holder of a Convertible Note dated October 27, 2011, in the amount of $68,500, has elected to convert $10,000 of the principal amount of the Note into that number of shares of common stock pursuant to the conversion provisions. The conversion date is May 2, 2012 with 220,264 shares of common stock to be issued.

On May 11, 2012 the Company has entered into a purchase agreement with Total Transportation Services (TTSI) of Rancho Dominquez, California. The purchase agreement calls for an initial delivery of 100 Tyrano Class 8 Trucks, with a second production right of 300 trucks. The estimated value of the initial purchase order would approximate $27,000,000.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 12 Subsequent events - continued

On May 11, 2012 Asher Industries, Inc. noticed the Company of its intention to convert $18,000 of the principal amount of the convertible Note of $68,500, mentioned above, into 444,712 shares of common stock pursuant to the conversion provision.

Management has evaluated other events subsequent to the balance sheet date for the three months ended March 31, 2012, through May 15, 2012, and determined that there are no other material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

Our Board of Directors believes that our sales and revenue will continue to grow as we fulfill our existing contractual relationships with ports of Long beach and Los Angeles. In order to expand our operations, we may need to raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  During the fourth quarter of 2010 and

Quick Link to Table of Contents

the first half of 2011, we raised $1.7 million in short and long term notes to fund current operations.  In addition, we raised an additional $250,000 through the sales of our preferred stock in the third quarter of 2011. Our future financial success will be dependent on the success of our expansion, which may take years to complete, and our future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

As of March 31, 2012, there were seven (7) full time employees and two (1) consultants at Vision Industries Corp.  This includes the officer/director who runs the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of March 31, 2012.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
March 31, 2012	10,500	$1,409,088	(1,398,588)
March 31, 2011	206,307	$1,718,584	(1,512,277)
December 31, 2011	764,157	$7,208,341	(6,444,184)
December 31, 2010	24,962	$4,604,711	(4,579,749)

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $2,809.

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

On January 31, 2012 the Company entered into a subscription agreement with VP Bank (Switzerland) for the right to purchase 860,000 shares of common stock, and a similar number of warrants to purchase common stock at $ 0.20 per share for a total consideration of $129,000.

Quick Link to Table of Contents

Results of Operations for the three months ended March 31, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Three months ended
	March 31, 2012	March 31, 2011
	Unaudited	Unaudited	Change	%Change
Revenue	$10,500	$206,307	$(195,807)	-94.91%
Direct Costs	0	92,682	(92,682)	-100.00%
Net Revenue	10,500	113,625	(103,125)	-90.76%

Operating expenses:
Research and development	1,713	11,876	(10,163)	-85.58%
General & administrative	265,040	425,485	(160,445)	-37.71%
Equity based compensation	1,088,169	1,098,972	(10,803)	-0.98%
Depreciation/amortization expense	23,768	35,174	(11,406)	-32.43%
Total operating expenses	1,378,690	1,571,507	(192,817)	-12.27%

Loss before other income (expense)	(1,368,190)	(1,457,882)	89,692	-6.15%

Other income (expense):
Miscellaneous Income	20,522	0	20,522	100.00%
Interest expense	(52,120)	(54,395)	2,275	-4.18%
Rental Income	1,200		1,200	100.00%
Total other income (expense)	(30,398)	(54,395)	23,997	-44.12%

Net Loss	$(1,398,588)	$(1,512,277)	$113,689	-7.52%
Loss per share: basic and diluted	$(0.04)	(0.04)	$0.00	-8.47%
Weighted average number of common shares outstanding: basic and diluted	38,904,093	38,503,888	400,205	1.04%

Revenues. We had $10,500 in revenues for the three months ended March 31, 2012 which is a 94.91% decrease compared to $206,307 of revenues for the three months ended March 31, 2011.  These revenues over the first three months of 2012 represent our consulting arrangements..

We believe that capital will be available through private investors and we can take advantage of the new Clean Truck Program at the Ports of Long Beach and Los Angeles, California to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses decreased by $206,202 to $1,365,305, for the three months ended March 31,2012 compared to 1,571,501 for March 31, 2011

Income (Loss) from Operations. For the three month periods ended March 31, 2012 and March 31, 2011, we incurred losses before other income and expenses of $1,354,805 and $1,457,882 respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss increased from $1,385,203 for the three months ended March 31, 2012 to a net loss of $1,512,277 for the three months ended March 31, 2011.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

On December 21, 2011, Vision and Donald Hejmanowski entered into a settlement agreement, whereby both parties released each other from any past and future claims.

On January 17, 2012, Lawrence Erwin Weisdorn, in his capacity as Debtor in Possession for the Bankruptcy Estate of Lawrence Erwin Weisdorn, filed an adversary claim against Vision.  Vision denies any wrongdoing and will continue to enforce its rights to the fullest extent of the law.

On April 13, 2012, Vision received a Summons and Complaint from former Director of Investors Relations, Russell Miller, alleging Breach of Contract, Wrongful Termination and other claims.  Vision will defend its position to the fullest extent of the law, including seeking damages from the plaintiff where appropriate.

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

(b)

On February 15, 2010, the Board of Directors awarded certain employees 260,000 shares of common stock.

(c)

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

(d)

On March 31, 2010 the Company entered into a business consulting agreement with Janette Minasian Pires CPA, Inc.  The Company issued 195,000 shares of restricted common stock all subject to the restrictions of SEC Rule 144.

(e)

On April 22, 2010 and April 30, 2010, the Company executed a contract with Del Mar Corporate Consulting, LLC and Grant Bettingen approved the issuance of 200,000 and 120,707 shares, respectively of restricted common stock subject to the restrictions of SEC Rule 144.

(f)

On May 7, 2010, the Company accepted the resignation of Donald Hejmanowski, Vice President Corporate Communications and Director and accepted the surrender of 1,425,000 shares common stock and the cancellation of 2,000,000 unvested stock options. These shares were historically recorded at par value and were returned at par.

(g)

On May 14, 2010, the Board of Directors awarded certain employees 1,500,000 shares of common stock.

Quick Link to Table of Contents

(h)

On May 21, 2010, the Company accepted the resignation of Lawrence Weisdorn, Secretary, Treasurer, Chief Operating Officer, Chief Financial Officer and Director and accepted the surrender of 5,755,000 shares common stock and the cancellation of 2,000,000 unvested stock options. These shares were historically recorded at par value and were returned at par.

(i)

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

(j)

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

(k)

On January 7, 2011 the Company issued 78,333 shares of common stock subject to the restrictions of SEC Rule 144 to Casale Alliance, LLP per agreement for legal services to be performed on behalf of the company for the first quarter of 2011.

(l)

During the months of January and February, 2011, Asher Enterprises, Inc. converted its $60,000 convertible note into common stock.  The total number of shares converted during this period totaled 740,516.

(m)

On June 6th, 2011 the Company issued 300,000 shares of common stock as compensation for financing services to be rendered.

(n)

On June 6th, 2011 the Company issued 400,000 shares as finders’ fees for capital raises.

(o)

On June 30th 2011, the Company issued 6,985,777 shares to Novium Opportunity Umbrella QIF upon conversion of their 300,000 Euro loan to common stock.

(p)

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

(s)

During the third quarter of 2011, the company issued 203,759 shares of common stock to various consultants and professionals in lieu of payment for services provided to the Company. In addition, the Company issued 30,000 shares of common stock to an employee pursuant to his employment agreement.

(t)

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
101

Financial statements from the quarterly report on Form 10-Q of Vision Industries Corp. for the quarter ended March 31, 2012, filed on August 16, 2011, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated May 15, 2012	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, and Director

Dated: May 15, 2012	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer