Form 10-Q/A
period 2012-03-31
VISION INDUSTRIES CORP
filed 2012-06-01
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment 1

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2012:  46,623,016

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

FINANCIAL STATEMENTS EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities Exchange Commission on May 15, 2012 (the “Form 10-Q”), is to correct the number of shares issued and outstanding and correct the Financial Statements      This amendment speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31, 2012	December 31, 2011
	(Unaudited and Restated)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,809	$3,480
Accounts Receivable	2,750	2,750
Note Receivable	226,855
Inventory	48,117	211,564
Prepaid expenses	37,417	34,848
Supply inventory	11,450	11,450
Total current assets	329,398	264,092

Property and equipment, net	351,592	203,418

Intangible assets, net	279,502	292,887

Other assets:
Deferred loss	140,166
Employee advances	7,000	4,208
Security deposits & other	23,420	21,200
Total other assets	170,586	25,408

Total assets	$1,131,078	$785,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$736,134	$523,615
Current portion notes payable	1,448,500	318,500
Total current liabilities	2,184,634	842,115
Noncurrent Liabilities:
Lease Liability	285,000
Notes payable - noncurrent portion		1,100,000
Total noncurrent liabilities	285,000	1,100,000

Total liabilities	2,469,634	1,942,115

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 issued and outstanding as of March 31, 2012, and December 31, 2011, respectively	250	250
Common stock, $.001 par value, 500,000,000 authorized 46,623,016 issued and outstanding as of March 31, 2012, and 46,159,016 as of December 31, 2011.	46,623	46,159
Additional paid in capital	14,467,869	13,338,990
Deferred compensation	(130,500)	(217,500)
Accumulated deficit	(15,722,798)	(14,324,209)
Total stockholders' deficit	(1,338,556)	(1,156,310)

Total liabilities and stockholders' deficit	$1,131,078	$785,805

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended
	March 31, 2012	March 31, 2011
	(Unaudited and Restated)	(Unaudited)
Revenue:
Sales	$10,500	$206,307
Total revenue	10,500	206,307

Direct Costs		92,682

Net revenue	10,500	113,625

Operating expenses:
Research and development	1,713	11,876
General & administrative	265,040	425,485
Equity based compensation	1,088,169	1,098,972
Depreciation and amortization	23,768	35,174
Total operating expenses	1,378,690	1,571,507

Loss before other expense	(1,368,190)	(1,457,882)

Other income (expense)
Miscellaneous Income	20,522
Interest expense	(52,120)	(54,395)
Rental Income	1,200
Total other income (expense)	(30,398)	(54,395)

Net loss	$(1,398,588)	$(1,512,277)

Gain (Loss) per share: basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding: basic and diluted	38,916,448	38,503,888

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

		For the three months ended
		March 31, 2012	March 31, 2011
		(Unaudited and Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(1,398,588)	$(1,512,277)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation		1,088,169	1,098,972
Depreciation and amortization		23,768	35,174
Conversion of notes			211,779
Cancellation of Asher note derivative			(210,104)
Adjustment to carrying value of fixed assets		(82,272)
Stock Issuances in lieu of professional services		(826)	-
Changes in operating assets and liabilities:
Change in inventory		(53,004)	(12,589)
Note Receivable-reduction		58,145	(60,362)
Trade deposits		(2,220)	9,261
Prepaid expenses		(2,569)	3,386
Accounts payable and accrued expense		209,727	(3,264)
Cash used by operating activities		(159,671)	(440,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Leaseback of fixed assets- capitalized		(285,000)
Security Deposits			(307)
Cash used by investing activities		(285,000)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable			(400)
Note Receivable -Sale-Leaseback of fixed assets		285,000
Subscription agreement for stock and warrants		129,000
Short term borrowings		30,000	200,000
Cash provided by financing activities		444,000	199,600

Net decrease increase in cash and cash equivalents		(671)	(240,731)

Cash and cash equivalents, beginning of period		3,480	641,069

Cash and cash equivalents, end of period		$2,809	$400,338

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock		$464	$819
Paid in capital	$		$1,138,872
Interest expense		$(52,120)	$(42,839)
Sales Leaseback - Consideration		285,000
Sales Leaseback – Sale of truck frame from inventory		(216,452)
Sales Leaseback – Sale from fixed assets (net of accumulated depreciation - $244,559)		(208,714)
Sales Leaseback – Deferred Loss		140,166

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

Accounts Receivable and Allowance for Doubtful Accounts - continued

account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts

Inventories

Inventories are stated at the lower of costor market.

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

Note 3 –Inventories

Inventories consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw Materials	$27,165	$37,792
Work in Process	20,952	185,194
Finished Goods		0
	$48,117	$222,986

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 4 Property and equipment

Property and equipment as Restated March 31, 2012. and as of December 31, 2011 consist of the following:

	March 31, 2012 (Restated)	December 31, 2011
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Leased assets	285,000
Shop equipment	44,034	44,034
Production prototypes	73,480	526,753
	421,441	589,714
Less accumulated depreciation	(70,249)	(386,296)
	$351,192	$203,418

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

On February 29, 2012 the Company leased back the production prototypes that were sold as part of the Sales-Leaseback agreement with Total Transportation Services Inc.  mentioned in Note 9. The Company has elected to capitalize the lease accordance with SFAS 13, “Accounting for Leases;” as amended by SFAS 28 “Accounting for Sales with Leaseback;” and SFAS 98 “Accounting for Leases.”

Depreciation expense for the three months ended March 31, 2012 and March 31, 2011 was $10,383 and $87,156 respectively.

Note 5 Intangibles

Intangible assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Beginning Balance	$292,887	$346,427
Additions	-	0
Amortization	13,385	53,540
Impairment	-
	$279,502	$292,887

Amortization expense for the three months ended March 31, 2012 and December 31, 2011 was $13,385 and $53,540.

Note 6 Accrued expenses

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

Note 7 Income Tax

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

Note 8 Stockholders’ equity

On December 31, 2011, there were 46,159,016 shares of common stock issued and outstanding .There was no issuance of preferred stock during the first quarter, the common stock issues were:.

On February 1, 2012, 396,000 shares of common stock issued to Donald and Katherine Hymanowski were cancelled

On March 3, 2012, an investor executed a subscription agreement to purchase 860,000 units of securities of the Company, with each unit consisting of one (1) share of common stock at $0.15 per share and one common stock purchase warrant to purchase one (1) share at $.20 per share.

Accordingly, on March 31, 2012, there were 46, 623,016 shares of common stock issued and outstanding and 250,000 shares of preferred stock issued and outstanding.

Note 9 Financing

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 10 Commitment and contingencies

The Company’s leases for office and R&D facilities expired in January 2012. Starting February 1, 2012 the Company leases its corporate office at 879 W. 190th Street, Suite 457, Gardena, CA 90248, on a month to month basis. Negotiations are in progress on future lease commitments.

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

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 9.) The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) starting on or prior to August 1, 2012.

Minimum future lease payments obligation on the leased equipment mentioned above, as of March 31, 2012, is as follows::

Year	Amount
2012	$47,592
2013	95,184
2014	95,184
2015	95,184
2016	47,592

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2012

(Continued)

Note 11 Notes Payable

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

Note 12 Research and development costs

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

Note 13 Going concern issue

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

Note 14 Subsequent events

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

Note 14 Subsequent events - continued

On May 11, 2012 Asher Industries, Inc. noticed the Company of its intention to convert $18,000 of the principal amount of the convertible Note of $68,500, mentioned above, into 444,712 shares of common stock pursuant to the conversion provision.

Management has evaluated other events subsequent to the balance sheet date for the three months ended March 31, 2012, through May 29, 2012, and determined that there are no other material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

Note 15 – Restatement

The Company restated the financial statements for the three months ended March 31, 2012 to correct various misstatements associated with the sales and leaseback transaction and to adjust common stock outstanding as follows:  1) Inventory was reduced for the work in process sold in the transaction.  2) The cost and accumulated depreciation of a prototype erroneously included in the sale and lease back was added back to property and equipment. 3) The deferred gain or loss on the sale and leaseback was adjusted for the work in process sold. 4) The number of common shares outstanding and the amount of additional paid in capital was adjusted to actual amounts at March 31, 2012.

	As originally stated	Restated	Change Amount	Percent difference
Inventory	$214,272	$48,117	$(166,155)	-77.5%
Property and Equipment - net	344,764	351,592	6,828	2.0%
Deferred (Gain)/ Loss	(19,160)	140,166	159,326	831.6%
Common Stock	46,159	46,623	464	1.0%
Additional Paid in Capital	14,468,333	14,467,869	464	0.0%

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

On January 31, 2012 the Company entered into a subscription agreement with VP Bank (Switzerland) for the right to purchase 860,000 shares of common stock, and a similar number of warrants to purchase common stock at $ 0.20 per share for a total consideration of $129,000. The stock were purchased on March 3, 2012.

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
101

Financial statements from the amended quarterly report on Form 10-Q of Vision Industries Corp. for the quarter ended March 31, 2012, filed on May 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated May31, 2012	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, and Director

Dated: May 31, 2012	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer