Form 10-Q
period 2012-06-30
VISION INDUSTRIES CORP
filed 2012-08-15
CIK 1405424

Quick Link to Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

 (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File No. 333-146209

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

1560 W. 190th Street, Torrance, California 90501
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2012:  80,022,702

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of	June 30, 2012	December 31,2011
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,692	$3,480
Accounts Receivable	2,750	2,750
Note Receivable	57,760
Inventory	47,184	211,564
Prepaid expenses	36,216	34,848
Supply inventory	11,450	11,450
Total current assets	191,052	264,092

Property and equipment, net	341,210	203,418

Intangible assets, net	266,117	292,887

Other assets:
Deferred loss	140,166
Research and Development	3,184
Employee advances	7,000	4,208
Security deposits & other	13,807	21,200
Total other assets	164,157	25,408

Total assets	$962,536	$785,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$622,123	$523,615
Current portion of lease liability	87,252
Current portion notes payable	112,500	318,500
Total current liabilities	821,875	842,115
Noncurrent Liabilities:
Lease Liability	197,748
Notes payable - noncurrent portion		1,100,000
Total noncurrent liabilities	197,748	1,100,000

Total liabilities	1,019,623	1,942,115

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 issued and outstanding as of June 30, 2012, and December 31, 2011, respectively	250	250
Common stock, $.001 par value, 500,000,000 authorized 80,022,702 issued and outstanding as of June 30, 2012, and 46,159,016 as of December 31, 2011, respectively	80,022	46,159
Additional paid in capital	16,995,493	13,338,990
Deferred compensation	(87,000)	(217,500)
Accumulated deficit	(17,045,852)	(14,324,209)
Total stockholders' deficit	(58,087)	(1,156,310)

Total liabilities and stockholders' deficit	$962,536	$785,805

Quick Link to Table of Contents

See accompanying notes

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the six months ended		For the three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$10,500	$469,907	$0	$263,600
Total revenue	10,500	469,907	0	263,600

Direct Costs		201,852		108,913

Gross profit	10,500	268,055	0	154,687

Operating expenses:
Research and development	3,923	92,041	2,210	75,663
General & administrative	490,135	820,978	226,916	399,331
Equity based compensation	2,133,038	2,455,322	1,044,869	1,356,350
Depreciation and amortization	47,536	70,348	23,768	35,174
Total operating expenses	2,674,632	3,438,689	1,297,763	1,866,518

Loss before other expense	(2,664,132)	(3,170,634)	(1,297,763)	(1,711,831)

Other income (expense)
Miscellaneous Income	20,522
Interest income	5,340		5,340
Foreign exchange gain (loss)		(26,696)		(26,696)
Interest expense	(84,573)	(94,695)	(32,453)	(40,300)
Rental Income	1,200
Total other income (expense)	(57,511)	(121,391)	(27,113)	(66,996)

Net loss	$(2,721,643)	$(3,292,025)	$(1,324,876)	$(1,778,827)

Gain (Loss) per share: basic and diluted	$(0.06)	$(0.08)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding: basic and diluted	42,367,539	38,794,841	43,685,772	38,794,841

See accompanying notes

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

		For the six months ended
		June30, 2012	June 30, 2011
		(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(2,721,643)	$(3,292,025)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation		2,133,038	2,455,322
Depreciation and amortization		47,536	70,348
Cancellation of Asher note derivative			(210,104)
Adjustment to carrying value of fixed assets		(82,272)
Foreign exchange loss			26,695
Changes in operating assets and liabilities:
Change in inventory		(52,072)	(159,888)
Change in Accounts receivables			(124,676)
Change in Research and Development		(3,184)
Change in Employee Advances		(2,792)
Change in Note Receivable		227,240
Trade deposits			95,405
Change in Other assets		6,079	(7,807)
Prepaid expenses		(1,368)	11,624
Accounts payable and accrued expense		(41,065)	146,347
Cash used by operating activities		(490,503)	(988,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Leaseback of fixed assets- capitalized		(285,000)
Cash used by investing activities		(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable			(400)
Note Receivable -Sale-Leaseback of fixed assets		285,000
Issuance of common stock		35,220	(1,715)
Interest reduction- conversion of notes payable		139,573	13,050
Additional paid in capital -conversion of notes		1,524,922
Conversion of notes payable		(1,418,500)	212,584
Subscription agreement for stock and warrants		129,000
Short term borrowings		112,500	200,000
Cash provided by financing activities		807,715	423,519

Net increase(decrease) in cash and cash equivalents		32,212	(565,240)

Cash and cash equivalents, beginning of period		3,480	641,069

Cash and cash equivalents, end of period		$35,692	$75,829

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$		$8,604
Paid in capital	$		$2,776,532
Deferred compensation			99,188
Sales Leaseback - Consideration		(285,000)
Sales Leaseback – Sale from fixed assets (net of accumulated depreciation - $244,559)		425,166
Sales Leaseback – Deferred Loss		(140,166)
Interest expense		$84,573	$94,695

See accompanying notes

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

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

Note 2.Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six months ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six months ended June 30, 2012 and 2011, have been made.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets,

On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets, income taxes, equity-based compensation, litigation and warranties.  The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events.

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

June 30, 2012

(Continued)

Note 2.Summary of significant accounting policies - continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts

Inventories

Inventories are stated at the lower of cost or market.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the six months ended June 30, 2012 and June 30, 2011 were $377 and $20,195, respectively.

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

(Continued)

Note 2.Summary of significant accounting policies-continued

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

Note 3 –Inventories

Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Raw Materials	$27,165	$26,027
Work in Process	20,019	185,537
Finished Goods		0
	$47,184	$211,564

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

(Continued)

Note 4 Property and equipment

Property and equipment as of June 30, 2012.and as of December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Leased assets	285,000
Shop equipment	44,034	44,034
Production prototypes	73,480	526,753
	421,441	589,714
Less accumulated depreciation	(80,231)	(386,296)
	$341,210	$203,418

Property and equipment are stated at cost whereas production prototypes are stated at net realizable value.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Useful lives for computer equipment and software range from three to five years, and furniture, equipment, and production equipment from five to seven years. Depreciation on leased production prototypes uses the straight-line method over four years; however, the prototypes are evaluated on a yearly basis for impairment due to changes in estimates or net realizable value.

On February 29, 2012 the Company leased back the production prototypes that were sold as part of the Sales-Leaseback agreement with Total Transportation Services Inc. mentioned in Note 9.  The Company has elected to capitalize the lease.

Depreciation expense for the six months ended June 30, 2012 and June 30, 2011 was $20,766 and $43,578 respectively.

Note 5 Intangibles

Intangible assets at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Beginning Balance	$292,887	$346,427
Additions	-	0
Amortization	26,770	53,540
Impairment	-
	$266,117	$292,887

Amortization expense for the six months ended June 30, 2012 and for the year ended December 31, 2011 was $26,770 and $53,540.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

(Continued)

Note 6 Accrued expenses

Accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 were $622,123 and $523,615, respectively and included operating expenses.  At June 30, 2012, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $263,926.

Note 7 Income Tax

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2011 the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of June 30, 2012, the Company notes that ASC 740-10 has had no material changes.

Note 8 Stockholders’ equity

On December 31, 2011, there were 46,159,016 shares of common stock issued and outstanding .There was no issuance of preferred stock during the first quarter, the common stock issues were:.

On February 1, 2012, 396,000 shares of common stock issued to Donald and Katherine Hejmanowski were cancelled

On March 3, 2012, an investor executed a subscription agreement to purchase 860,000 units of securities of the Company, with each unit consisting of one (1) share of common stock at $0.15 per share and one common stock purchase warrant to purchase one (1) share at $.20 per share.

In May 2012 Asher Enterprise Inc., over a series of five transactions during the month converted $68,500 of debt and $2,740 of accrued interest into 1,699,923 of common stock at an average conversion price of $0.04216.

Asher Enterprise, Inc. converted its $50,000 note and $2,000 of accrued interest into 1,254,818 of common stock at an average conversion price of $0.041325. There were a series of four conversions against the $50,000 note in the month of June, 2012

On June 18, 2012, Juha Halttunen converted a $200,000 notes, plus accrued interest of $25,000 into 6,000,000 of common stock at a conversion price of $0.0375

On June 18, 2012, Quality Investment Fund (QIF) converted its $500,000 note, plus accrued interest of $37,636 into 10.752,732 shares of common stock at a conversion price of $0.05.

On June 25, 2012, Quality Investment Fund (QIF) converted its $600,000 note, plus accrued interest of $72,197.25 into 13,443,945 shares on common stock at a conversion price of $0.05.

Accordingly, on June 30, 2012, there were 80,022,702 shares of common stock issued and outstanding and 250,000 shares of preferred stock issued and outstanding.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

(Continued)

Note 9 Financing

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

Note 10 Commitment and contingencies

The Company’s leases for office and R&D facilities expired in January 2012. Starting June, 2012 the Company entered into a sublease agreement with Enova Systems. for its corporate office at 1560 W. 190th Street, Second floor, Torrance, CA 90501.  The sublease is on a month to month basis. Negotiations are in progress on future lease commitments.

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

On January 17, 2012, Lawrence Erwin Weisdorn, in his capacity as Debtor in Possession for the Bankruptcy Estate of Lawrence Erwin Weisdorn, filed an adversary claim against the Company.  The Company denies any wrongdoing and will continue to enforce its rights to the fullest extent of the law.

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

Minimum future lease payments obligation on the leased equipment mentioned above, as of June 30, 2012, is as follows:

Year	Amount
2012	$47,592
2013	95,184
2014	95,184
2015	95,184
2016	47,592

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

(Continued)

Note 11 Notes Payable

Table below describes all current debentures and note payables as of June 30, 2012 and December 31, 2011;

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			2012	2011
Current portion notes payable
Asher Enterprise, Inc.	11/17/2011	0	8%	0	50,000
Asher Enterprise, Inc.	11/12/2011	0	8%	0	68,500
Asher Enterprise, Inc.	2/1/2012		8%	30,000
Asher Enterprise, Inc.	6/30/2012		8%	32,500
Asher Enterprise, Inc.	5/14/2012		8%	50,000
Juha Halttunen	1/31/2011	0	9%	0	200,000
Quality Investment Fund	11/18/2010	0	12%	0	600,000
QIF Malta 1 Ltd	12/28/2010	0	5%	0	500,000
Total current portion notes payable				112,500	1,418,500

On February 1, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $32,500, convertible into shares of common stock.

On May 14, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $50,000, convertible into shares of common stock.

On June 30, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc.  in connection with the issuance of an 8% convertible note in the aggregate principal amount of $30,000, convertible into shares of common stock

In May 2012 Asher Enterprise Inc., over a series of five transactions during the month converted $68,500 of debt and $2,740 of accrued interest into 1,699,923 of common stock at an average conversion price of $0.04216.

Asher Enterprise, Inc. converted its $50,000 note and $2,000 of accrued interest into 1,254,818 of common stock at an average conversion price of $0.041325.

On June 18, 2012, Juha Halttunen converted a $200,000 notes, plus accrued interest of $25,000 into 6,000,000 of common stock at a conversion price of $0.0375

On June 18, 2012, Quality Investment Fund (QIF) converted its $500,000 note, plus accrued interest of $37,636 into 10.752,732 shares of common stock at a conversion price of $0.05.

On June 25, 2012, Quality Investment Fund (QIF) converted its $600,000 note, plus accrued interest of $72,197.25 into 13,443,945 shares on common stock at a conversion price of $0.05

Note 12 Research and development costs

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

(Continued)

Note 13 Going concern issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  On August 1, 2012, the Company entered into an engagement agreement with investment bankers Viant Green Capital LLC and Viant Capital LLC to serve as its strategic and financial advisor. Viant was brought on to assist the Company in developing a strategy to effectuate a financing, licensing and/or business combination transaction, including identifying prospective transaction participants and investor prospects.

The Company has announced that the Company and Cargotec USA have agreed to cooperate to complete a zero-emission terminal tractor demonstration project for the Technology Advancement Program (TAP). The TAP is a clean-air initiative sponsored by the twin Ports of Los Angeles and Long Beach. The project calls for demonstrating the efficacy of deploying zero-emission hydrogen fuel cell-electric hybrid terminal tractors to move containerized cargo within the Port facilities

As of June 30, 2012, the Company has an accumulated deficit of $17,045,852.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 14 Subsequent events

On July 31, 2012, the Board of Directors appointed current Executive Vice President of Operations ("EVP"), Jerome Torresyap, to the position of President, effective August 1, 2012. Director Martin Schuermann nominated Mr. Torresyap to replace him as President due to Mr. Torresyap's outstanding performance as EVP since his appointment to the office on June 3, 2011 and Mr. Torresyap accepted the nomination. Director Schuermann vacated the office of Presidency as of close of business July 31, 2012, but retained his positions as Chief Executive Officer, Secretary, Treasurer, and Director. According to the terms of his new employment agreement, Mr. Torresyap, age 44, shall serve as President until August 1, 2014, unless, per the By Laws, he is removed by the Board at the regular Board of Directors meeting following the Annual Shareholders meeting, which will be held this year on September 28, 2012 in Torrance, California.

On August 3, 2012, Lawrence Weisdorn, as Debtor in Possession, filed a Motion in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, Case No. 10-BK-24366-GM, for an order approving a settlement agreement with the Company, which was approved and executed by all parties involved on July 31, 2012.

On August 7, 2012 Asher Enterprise, Inc. noticed the Company of its intention to convert $15,000 principal amount of its note into 602,410 shares of common stock.

On August10, 2012 Asher Enterprise, Inc., has noticed the Company of its intention to convert $17,500 principal amount of its outstanding note, together with $1,300 of accrued and unpaid interest into 755,020 shares of common stock.

Management has evaluated events subsequent to the balance sheet date for the six months ended June 30, 2012, through August 14, 2012, and determined that there is no material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

Employees

Quick Link to Table of Contents

As of June 30, 2012, there were five (5) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officers who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of June 30, 2012.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
June 30, 2012	$10,500	$2,732,143	($2,721,643)
June 30, 2011	$469,907	$3,761,932	($3,292,025)
December 31, 2011	$764,157	$7,208,341	($6,444,184)
December 31, 2010	$24,962	$4,604,711	($4,579,749)

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $35,692.

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

On January 31, 2012 the Company entered into a subscription agreement with VP Bank (Switzerland) for the right to purchase 860,000 shares of common stock, and a similar number of warrants to purchase common stock at $ 0.20 per share for a total consideration of $129,000. The stock was purchased on March 3, 2012.

Quick Link to Table of Contents

Results of Operations for the three months ended June 30, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Six months ended
	June 30, 2012	June 30, 2011
	Unaudited	Unaudited	Change	%Change
Revenue	$10,500	$469,907	$(459,407)	-98%
Direct Costs	0	201,852	201,852	-100%
Net Revenue	10,500	268,055	(257,555)	-96%

Operating expenses:
Research and development	3,923	92,041	(88,118)	-96%
General & administrative	490,135	820,978	(330,843)	-40%
Equity based compensation	2,133,038	2,455,322	(322,284)	-13%
Depreciation/amortization expense	47,536	70,348	(22,812)	-32%
Total operating expenses	2,674,632	3,438,689	(764,057)	-22%

Loss before other income (expense)	(2,664,132)	(3,170,634)	506,502	-16%

Other income (expense):
Miscellaneous Income	20,522	0	20,522	100.00%
Foreign exchange gain (loss)		(26,696)	26,696	-100.00%
Interest Income	5,340		5,340	100.00%
Interest expense	(84,573)	(94,695)	10,122	-11%
Rental Income	1,200		1,200	100.00%
Total other income (expense)	(57,511)	(121,391)	63,880	-53%

Net Loss	$(2,721,643)	$(3,292,025)	$570,382	-16%
Loss per share: basic and diluted	$(0.06)	(0.08)	$0.00	-25%
Weighted average number of common shares outstanding: basic and diluted	42,387,539	38,794,841	3,572,698	9%

Revenues. We had $10,500 in revenues for the six months ended June 30, 2012 which is a 97.77% decrease compared to $469,907 of revenues for the six months ended June 30, 2011.  These revenues over the first six months of 2012 represent our consulting arrangements.

We believe that capital will be available through private investors and we can take advantage of the new Clean Truck Program at the Ports of Long Beach and Los Angeles, California to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses decreased by $764,057 to $2,674,632, for the six months ended June 30, 2012 compared to 3,438,689 for June 30, 2011

Income (Loss) from Operations. For the six month periods ended June 30, 2012 and June 30, 2011, we incurred losses before other income and expenses of $2,664,132 and $3,170,634 respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss decreased from $3,292,025 for the six months ended June 30, 2011 to a net loss of $2,721,643 for the six months ended June 30, 2012.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended June 30, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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

Set forth below is information regarding the issuance and sales of Vision Industries Corp.’s common stock without registration under the Securities Act of 1933during the six months ended June 30, 2012.

(a)

On March 3, 2012, the Company issued 860,000 shares of stock to VP Bank (Switzerland) pursuant to a subscription to purchase 860,000 units ($0.15 per Unit; 1 Unit equaled 1 share of stock and 1 warrant to purchase 1 share of common stock at $0.20 per share) for $129,000 USD. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933.

(b)

On or about April 27, 2012, Greenstreet Consulting Services, LLC, exercised a warrant to purchase 250,000 shares of stock. The Company issued 250,000 shares of restricted common stock subject to the restrictions of SEC Rule 144.

(c)

On June 18, 2012, pursuant to a Note Conversion Agreement, the Company converted Juha Halttunen’s 9% Promissory Note into 6,000,000 shares of common stock.  The total amount due on the Note of $225,000 was converted at $0.0375 USD per share.

(d)

On June 22, 2012, pursuant to a Note Conversion Agreement, the Company converted QIF Malta 1 Ltd. 5% Promissory Note into 10,750,000 shares of common stock.  The total amount due on the Note of $537,500.00 was converted at $0.05USD per share.

(e)

On June 22, 2012, pursuant to the terms of the 12% Convertible Promissory Note Due November 15, 2012, the lender, Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund converted the $672,197.25 due on the loan into 13,443,945 shares of common stock.   Due to recent note conversions at conversion prices less than the $0.10 per share Conversion Price in the 12 % Convertible Note (e.g., Halttunen’s note converted at a conversion price of $0.0375 per share on June 18, 2012; QIF Malta 1 note converted at a conversion price of $0.05 per share on June 21, 2012), the Company and the Novium agreed to change the Conversion Price under the Note to $0.05 per share, without any further consideration.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5

OTHER INFORMATION

None

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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
99.7

Novium-Quality Investment Fund 12% Convertible Promissory Note Due November 15, 2012

Filed on June 25, 2012, as Exhibit 99.7 to the Company’s Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.

99.8	QIF Malta 1 Ltd Loan Agreement Filed on June 25, 2012, as Exhibit 99.8 to the Company’s Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.
99.9	QIF Malta 1 Ltd Loan Conversion Agreement Filed on June 25, 2012, as Exhibit 99.9 to the Company’s Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.
99.10	9% Promissory Note Due December 15, 2011 Filed on June 25, 2012, as Exhibit 99.10 to the Company’s Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.
99.11	Note Conversion Agreement Filed on June 25, 2012, as Exhibit 99.11 to the Company’s Current Report on Form 8-K dated June 29, 2012, and incorporated herein by reference.
99.12	Employment Agreement – Jerome Torresyap Filed on August 2, 2012, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated August 2, 2012, and incorporated herein by reference.
101

Financial statements from the quarterly report on Form 10-Q of Vision Industries Corp. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated August 14, 2012	/s/ JEROME TORRESYAP
Jerome Torresyap
President

Dated August 14, 2012	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated: August 14, 2012	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer