Form 10-Q/A
period 2012-06-30
VISION INDUSTRIES CORP
filed 2012-09-06
CIK 1405424

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

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

See accompanying notes

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

 (Unaudited)

~~[«E3J04XPN|LEVEL=1|LABEL=NOTE 1 BUSINESS DESCRIPTION AND ACCOUNTING POLICIES|LABEL=NOTE 1 GENERAL BACKGROUND AND BUSINESS ENVIRONMENT|TAG=US-GAAP:BUSINESSDESCRIPTIONANDACCOUNTINGPOLICIESTEXTBLOCK»~~

Note 1 Business Description and Accounting Policies

Business Description

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

Note 2  Significant Accounting Policies

~~[«21J5RDGJ|LEVEL=2|LABEL=BASIS FOR PRESENTATION AND CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES|LABEL=BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES|TAG=US-GAAP:BASISOFPRESENTATIONANDSIGNIFICANTACCOUNTINGPOLICIESTEXTBLOCK»~~

Basis for Presentation and Critical Accounting Policies and Use of Estimates

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

~~«21J5RDGJ»]~~

~~[«21J5RGDS|LEVEL=2|LABEL=CASH AND CASH EQUIVALENTS|LABEL=CASH AND CASH EQUIVALENTS DISCLOSURE|TAG=US-GAAP:CASHANDCASHEQUIVALENTSDISCLOSURETEXTBLOCK»~~

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

 (Unaudited)

~~«21J5RGDS»]~~

~~[«21J1RCHK|LEVEL=2|LABEL=ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS|LABEL=ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS|TAG=FIL:ACCOUNTSRECEIVABLEANDALLOWANCEFORDOUBTFULACCOUNTS»~~

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.

~~«21J1RCHK»]~~

~~[«21J5RXHH|LEVEL=2|LABEL=INVENTORY POLICY|LABEL=INVENTORY, POLICY|TAG=US-GAAP:INVENTORYPOLICYTEXTBLOCK»~~

Inventory

Inventories are stated at the lower of cost or market.

~~«21J5RXHH»]~~

~~[«23J5RWW4|LEVEL=2|LABEL=PROPERTY AND EQUIPMENT|LABEL=PROPERTY, PLANT AND EQUIPMENT, POLICY|TAG=US-GAAP:PROPERTYPLANTANDEQUIPMENTPOLICYTEXTBLOCK»~~

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

~~«23J5RWW4»]~~

~~[«21J1RZR3|LEVEL=2|LABEL=ADVERTISING COSTS|LABEL=ADVERTISING COSTS, POLICY|TAG=US-GAAP:ADVERTISINGCOSTSPOLICYTEXTBLOCK»~~

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the six months ended June 30, 2012 and June 30, 2011 were ~~[«21J5X86P|TAG=US-GAAP:ADVERTISINGEXPENSE|LABEL=*|TIME=2012-01-01~2012-06-30|UNIT=USD|PRECISION=INF»~~$377 ~~«21J5X86P»]~~and ~~[«23J1XC9E|TAG=US-GAAP:ADVERTISINGEXPENSE|LABEL=*|TIME=2011-01-01~2011-06-30|UNIT=USD|PRECISION=INF»~~$20,195~~«23J1XC9E»]~~, respectively.

~~«21J1RZR3»]~~

~~[«21J5RT75|LEVEL=2|LABEL=INCOME TAX|LABEL=INCOME TAX, POLICY|TAG=US-GAAP:INCOMETAXPOLICYTEXTBLOCK»~~

Income Tax

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

~~«21J5RT75»]~~

~~[«23J1PF95|LEVEL=2|LABEL=SHARE-BASED COMPENSATION|LABEL=SHARE-BASED COMPENSATION|TAG=FIL:SHAREBASEDCOMPENSATION1»~~

Share-Based Compensation

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

~~«23J1PF95»]~~

~~[«23J1P8GR|LEVEL=2|LABEL=INTANGIBLE ASSETS|LABEL=INTANGIBLE ASSETS, FINITE-LIVED, POLICY|TAG=US-GAAP:INTANGIBLEASSETSFINITELIVEDPOLICY»~~

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

~~«23J1P8GR»]~~

~~[«23J1PC1E|LEVEL=2|LABEL=REVENUE RECOGNITION|LABEL=REVENUE RECOGNITION, POLICY|TAG=US-GAAP:REVENUERECOGNITIONPOLICYTEXTBLOCK»~~

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

~~«23J1PC1E»]~~

~~[«E3J1HEZM|LEVEL=2|LABEL=RESEARCH AND DEVELOPMENT RECOGNITION POLICY|LABEL=NOTE 12 RESEARCH AND DEVELOPMENT COSTS|TAG=US-GAAP:RESEARCHANDDEVELOPMENTEXPENSEPOLICY»~~

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

~~«E3J1HEZM»]~~

~~[«21J1PUVR|LEVEL=2|LABEL=EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS|TAG=FIL:EFFECTSOFRECENTACCOUNTINGPRONOUNCEMENTS»~~

~~[«21J1PU2W|LEVEL=2|LABEL=EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS|LABEL=EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS|TAG=FIL:EFFECTSOFRECENTACCOUNTINGPRONOUNCEMENTS»~~

Effects of Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows. We have considered accounting standards issued by FASB through Accounting Standard Update No. 2011-04, “Fair Value Measurement.”

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

 (Unaudited)

~~«21J1PU2W»]~~

~~«21J1PUVR»]~~

~~[«23J5H948|LEVEL=2|LABEL=PER SHARE COMPUTATIONS|LABEL=EARNINGS PER SHARE POLICY, BASIC|TAG=US-GAAP:EARNINGSPERSHAREPOLICYBASIC»~~

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period.

~~«23J5H948»]~~

~~«E3J04XPN»]~~

~~[«E1J47DC2|LEVEL=1|LABEL=NOTE 3 INVENTORIES|LABEL=INVENTORY DISCLOSURE|TAG=US-GAAP:INVENTORYDISCLOSURETEXTBLOCK»~~

Note 3 Inventories

Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

~~[«21J5LGTG|LEVEL=3|LABEL=SCHEDULE OF INVENTORY|LABEL=SCHEDULE OF INVENTORY, CURRENT|TAG=US-GAAP:SCHEDULEOFINVENTORYCURRENTTABLETEXTBLOCK»~~

Schedule of Inventory

	~~[«21J1YFVC|»~~June 30, 2012~~«21J1YFVC»]~~	~~[«23J1YF7Z|»~~ December 31, 2011~~«23J1YF7Z»]~~

~~[«21J1VGJ5|LABEL=RAW MATERIALS|TAG=FIL:RAWMATERIALS»~~Raw Materials~~«21J1VGJ5»]~~	27,165	26,027
~~[«23J1VG2S|LABEL=WORK IN PROCESS|TAG=FIL:WORKINPROCESS»~~Work in Process~~«23J1VG2S»]~~	20,019	185,537
~~[«23J5VFRT|LABEL=FINISHED GOODS|TAG=FIL:FINISHEDGOODS»~~Finished Goods~~«23J5VFRT»]~~		0
	47,184	211,564

~~«21J5LGTG»]~~

~~«E1J47DC2»]~~

~~[«E3J07FR4|LEVEL=1|LABEL=NOTE 4 PROPERTY AND EQUIPMENT|LABEL=NOTE 4 PROPERTY AND EQUIPMENT|TAG=US-GAAP:PROPERTYPLANTANDEQUIPMENTDISCLOSURETEXTBLOCK»~~

Note 4 Property and equipment

Property and equipment as of June 30, 2012.and as of December 31, 2011 consist of the following:

~~[«23J1LWJ1|LEVEL=3|LABEL=SCHEDULE OF PROPERTY AND EQUIPMENT|LABEL=SCHEDULE OF PROPERTY AND EQUIPMENT|TAG=FIL:SCHEDULEOFPROPERTYANDEQUIPMENT»~~

Schedule of Property and Equipment

		June 30, 2012	December 31, 2011
~~[«21J5TZPK|LABEL=AUTOMOBILES|TAG=FIL:AUTOMOBILES»~~Automobiles ~~«21J5TZPK»]~~		$11,238	$11,238
~~[«23J5VEXC|LABEL=COMPUTERS|TAG=FIL:COMPUTERS»~~Computers ~~«23J5VEXC»]~~		5,139	5,139
~~[«21J5VD2U|LABEL=FURNITURE AND FIXTURES|TAG=FIL:FURNITUREANDFIXTURES»~~Furniture and fixtures ~~«21J5VD2U»]~~		1,550	1,550
~~[«21J1VFD6|LABEL=OFFICE EQUIPMENT|TAG=FIL:OFFICEEQUIPMENT»~~Office equipment ~~«21J1VFD6»]~~		1,000	1,000
~~[«21J5V9EC|LABEL=LEASED ASSETS|TAG=FIL:LEASEDASSETS»~~Leased assets~~«21J5V9EC»]~~		285,000
~~[«23J1VX6H|LABEL=SHOP EQUIPMENT|TAG=FIL:SHOPEQUIPMENT»~~Shop equipment ~~«23J1VX6H»]~~		44,034	44,034
~~[«21J1VW2M|LABEL=PRODUCTION PROTOTYPES|TAG=FIL:PRODUCTIONPROTOTYPES»~~Production prototypes ~~«21J1VW2M»]~~		73,480	526,753
~~[«21J5VSD4|LABEL=PROPERTY AND EQUIPMENT -- GROSS|TAG=FIL:PROPERTYANDEQUIPMENTGROSS»~~ Property and Equipment -- gross~~«21J5VSD4»]~~		421,441	589,714
~~[«23J1VV3R|LABEL=DEPRECIATION|TAG=FIL:DEPRECIATION1»~~Less accumulated depreciation	~~«23J1VV3R»]~~	(80,231)	(386,296)
~~[«23J5VUUY|LABEL=PROPERTY AND EQUIPMENT -- NET|TAG=FIL:PROPERTYANDEQUIPMENTNET»~~Property and Equipment -- net~~«23J5VUUY»]~~		$341,210	$203,418

~~«23J1LWJ1»]~~

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

Depreciation expense for the six months ended June 30, 2012 and June 30, 2011 was~~[«E5J2JDPA|TAG=US-GAAP:DEPRECIATIONEXPENSE|LABEL=*|TIME=2011-01-01~2011-06-30|UNIT=USD|PRECISION=INF»~~$20,766 ~~«E5J2JDPA»]~~and ~~[«21J45XUY|TAG=US-GAAP:DEPRECIATIONEXPENSE|LABEL=*|TIME=2011-01-01~2011-06-30|UNIT=USD|PRECISION=INF»~~$43,578 ~~«21J45XUY»]~~respectively.

~~«E3J07FR4»]~~

~~[«E3J4796L|LEVEL=1|LABEL=NOTE 5 INTANGIBLES|LABEL=NOTE 5 INTANGIBLES|TAG=US-GAAP:INTANGIBLEASSETSDISCLOSURETEXTBLOCK»~~

Note 5 Intangibles

Intangible assets at June 30, 2012 and December 31, 2011 consist of the following:

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

 (Unaudited)

~~[«23J1LYTT|LEVEL=3|LABEL=SCHEDULE OF INTANGIBLE ASSETS|LABEL=SCHEDULE OF INTANGIBLE ASSETS AND GOODWILL|TAG=US-GAAP:SCHEDULEOFINTANGIBLEASSETSANDGOODWILLTABLETEXTBLOCK»~~

Schedule of Intangible Assets

	~~[«21J45ZR5|»~~June 30, 2012~~«21J45ZR5»]~~	~~[«23J45ZL9|»~~December 31, 2011~~«23J45ZL9»]~~
Beginning Balance	$292,887	$346,427
Additions	-	0
Amortization	26,770	53,540
Impairment	-
	$266,117	$292,887

~~«23J1LYTT»]~~

Amortization expense for the six months ended June 30, 2012 and for the year ended December 31, 2011 was ~~[«E5J2J8ZN|TAG=US-GAAP:FINITELIVEDINTANGIBLEASSETSAMORTIZATIONEXPENSE|LABEL=*|TIME=2011-01-01~2011-06-30|UNIT=USD|PRECISION=INF»~~$26,770 ~~«E5J2J8ZN»]~~and ~~[«E5J2JCG5|TAG=US-GAAP:FINITELIVEDINTANGIBLEASSETSAMORTIZATIONEXPENSE|LABEL=*|TIME=2011-01-01~2011-12-31|UNIT=USD|PRECISION=INF»~~$53,540~~«E5J2JCG5»]~~.

~~«E3J4796L»]~~

~~[«E1J4780J|LEVEL=1|LABEL=NOTE 6 ACCRUED EXPENSES|LABEL=NOTE 6 ACCRUED EXPENSES|TAG=US-GAAP:ACCOUNTSPAYABLEANDACCRUEDLIABILITIESDISCLOSURETEXTBLOCK»~~

Note 6 Accrued expenses

Accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 were ~~[«E7J2JT79|TAG=US-GAAP:ACCOUNTSPAYABLEANDACCRUEDLIABILITIES|LABEL=*|TIME=2012-01-01~2012-06-30|UNIT=USD|PRECISION=INF»~~$622,123 ~~«E7J2JT79»]~~and ~~[«E7J6JYPS|TAG=US-GAAP:ACCOUNTSPAYABLEANDACCRUEDLIABILITIES|LABEL=*|TIME=2011-01-01~2011-12-31|UNIT=USD|PRECISION=INF»~~$523,615~~«E7J6JYPS»]~~, respectively and included operating expenses.  At June 30, 2012, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $263,926.

~~«E1J4780J»]~~

~~[«E1J07C6J|LEVEL=1|LABEL=NOTE 7 INCOME TAX|LABEL=NOTE 7 INCOME TAX|TAG=US-GAAP:INCOMETAXDISCLOSURETEXTBLOCK»~~

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

~~«E1J07C6J»]~~

~~[«E1J07XWZ|LEVEL=1|LABEL=NOTE 8 STOCKHOLDERS’ EQUITY|LABEL=NOTE 8 STOCKHOLDERS' EQUITY|TAG=US-GAAP:STOCKHOLDERSEQUITYNOTEDISCLOSURETEXTBLOCK»~~

Note 8 Stockholders’ equity

On December 31, 2011, there were ~~[«E7J6HCZZ|TAG=US-GAAP:COMMONSTOCKSHARESOUTSTANDING|LABEL=*|TIME=2011-12-31|UNIT=SHARES|PRECISION=INF»~~46,159,016 ~~«E7J6HCZZ»]~~shares of common stock issued and outstanding .There was no issuance of preferred stock during the first quarter, the common stock issues were:.

On February 1, 2012, ~~[«E5J2HXRJ|TAG=US-GAAP:COMMONSTOCKSHARESISSUED|LABEL=*|TIME=2012-02-01|UNIT=SHARES|PRECISION=INF»~~396,000 ~~«E5J2HXRJ»]~~shares of common stock issued to Donald and Katherine Hejmanowski were cancelled

On March 3, 2012, an investor executed a subscription agreement to purchase ~~[«E5J6HY4U|TAG=US-GAAP:COMMONSTOCKSHARESISSUED|LABEL=*|TIME=2012-03-03|UNIT=SHARES|PRECISION=INF|FTNT=UNITS COMPRISED OF 1 SHARE AND 1 WARRANT TO PURCHASE 1~~

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

 (Unaudited)

~~SHARE.»~~860,000 ~~«E5J6HY4U»]~~units of securities of the Company, with each unit consisting of one (1) share of common stock at $0.15 per share and one common stock purchase warrant to purchase one (1) share at $.20 per share.

In May 2012 Asher Enterprise Inc., over a series of five transactions during the month converted $68,500 of debt and $2,740 of accrued interest into ~~[«E7J2HSW0|TAG=US-GAAP:COMMONSTOCKSHARESISSUED|LABEL=*|TIME=2012-05-31|UNIT=SHARES|PRECISION=INF»~~1,699,923 ~~«E7J2HSW0»]~~of common stock at an average conversion price of $0.04216.

Asher Enterprise, Inc. converted its $50,000 note and $2,000 of accrued interest into ~~[«E7J2LCHS|TAG=US-GAAP:COMMONSTOCKSHARESISSUED|LABEL=*|TIME=2012-06-30|UNIT=SHARES|PRECISION=INF»~~1,254,818 ~~«E7J2LCHS»]~~of common stock at an average conversion price of $0.041325. There were a series of four conversions against the $50,000 note in the month of June, 2012

On June 18, 2012, Juha Halttunen converted a $200,000 notes, plus accrued interest of $25,000 into ~~[«E5J2LATL|TAG=US-GAAP:COMMONSTOCKSHARESISSUED|LABEL=*|TIME=2012-06-18|UNIT=SHARES|PRECISION=INF»~~6,000,000 ~~«E5J2LATL»]~~of common stock at a conversion price of $0.0375

On June 18, 2012, Quality Investment Fund (QIF) converted its $500,000 note, plus accrued interest of $37,636 into ~~[«E5J6LA82|TAG=US-GAAP:COMMONSTOCKSHARESISSUED|LABEL=*|TIME=2012-06-18|UNIT=SHARES|PRECISION=INF»~~10.752,732 ~~«E5J6LA82»]~~shares of common stock at a conversion price of $0.05.

On June 25, 2012, Quality Investment Fund (QIF) converted its $600,000 note, plus accrued interest of $72,197.25 into ~~[«E5J2LXSD|TAG=US-GAAP:COMMONSTOCKSHARESISSUED|LABEL=*|TIME=2012-06-25|UNIT=SHARES|PRECISION=INF»~~13,443,945 ~~«E5J2LXSD»]~~shares on common stock at a conversion price of $0.05.

Accordingly, on June 30, 2012, there were ~~[«E5J2LY79|TAG=US-GAAP:COMMONSTOCKSHARESOUTSTANDING|LABEL=*|TIME=2012-06-30|UNIT=SHARES|PRECISION=INF»~~80,022,702 ~~«E5J2LY79»]~~shares of common stock issued and outstanding and ~~[«E5J6LSWA|TAG=US-GAAP:PREFERREDSTOCKSHARESOUTSTANDING|LABEL=*|TIME=2012-06-30|UNIT=SHARES|PRECISION=INF»~~250,000 ~~«E5J6LSWA»]~~shares of preferred stock issued and outstanding. ~~»~~

~~«E1J07XWZ»]~~

~~[«E3J07WTP|LEVEL=1|LABEL=NOTE 9 FINANCING|LABEL=NOTE 9 FINANCING|TAG=US-GAAP:FINANCIALINSTRUMENTSDISCLOSURETEXTBLOCK»~~

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

~~«E3J07WTP»]~~

~~[«E3J07Z6E|LEVEL=1|LABEL=NOTE 10 COMMITMENT AND CONTINGENCIES|LABEL=NOTE 10 COMMITMENT AND CONTINGENCIES|TAG=US-GAAP:COMMITMENTSANDCONTINGENCIESDISCLOSURETEXTBLOCK»~~

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

Minimum future lease payments obligation on the leased equipment mentioned above, as of June 30, 2012, is as follows:

~~[«23J5KESM|LEVEL=3|LABEL=SCHEDULE OF LEASE PAYMENTS ON LEASE EQUIPMENT|LABEL=SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS FOR CAPITAL LEASES|TAG=US-GAAP:SCHEDULEOFFUTUREMINIMUMLEASEPAYMENTSFORCAPITALLEASESTABLETEXTBLOCK»~~

Schedule of Lease Payments on Lease Equipment

~~[«E1J6YC9X|LABEL=YEAR|TAG=FIL:YEAR»~~Year~~«E1J6YC9X»]~~	~~[«E1J2TDFK|LABEL=LEASE PAYMENTS|TAG=FIL:LEASEPAYMENTS»~~Amount~~«E1J2TDFK»]~~
2012	$47,592
2013	95,184
2014	95,184
2015	95,184
2016	47,592

~~«23J5KESM»]~~

~~«E3J07Z6E»]~~

~~[«E1J46SLF|LEVEL=1|LABEL=NOTE 11 NOTES PAYABLE|LABEL=NOTES PAYABLE|TAG=FIL:NOTESPAYABLE1»~~

Note 11 Notes Payable

Table below describes all current debentures and note payables as of June 30, 2012 and December 31, 2011:

~~[«21J5KGL5|LEVEL=3|LABEL=SCHEDULE OF DEBENTURES AND NOTES PAYABLE|LABEL=SCHEDULE OF ACCOUNTS PAYABLE AND ACCRUED LIABILITIES|TAG=US-GAAP:SCHEDULEOFACCOUNTSPAYABLEANDACCRUEDLIABILITIESTABLETEXTBLOCK»~~

Schedule of Debentures and Notes Payable

		~~[«E1J2ZS2A|LABEL=REMAINING YEARS TO MATURITY|TAG=FIL:REMAININGYEARSTOMATURI TY»~~Remaining years to Maturity~~«E1J2ZS2A»]~~	~~[«E3J5RGZF|LABEL=INTEREST RATE|TAG=FIL:INTERESTRATE|TYPE=TEXTBLOCK|PERIOD=DURATION»~~Interest Rate~~«E3J5RGZF»]~~	~~[«E1J6YDN1|LABEL=OUTSTANDING PRINCIPAL|TAG=FIL:OUTSTANDINGPRINCIPAL»~~Outstanding principal~~«E1J6YDN1»]~~
	~~[«E1J6ZTZ3|LABEL=ISSUE DATE|TAG=FIL:ISSUEDATE»~~Issue Date~~«E1J6ZTZ3»]~~			~~[«E1J2YFER|»~~2012~~«E1J2YFER»]~~	~~[«E3J6Y94F|»~~2011~~«E3J6Y94F»]~~
~~[«E1J6XUG3|LABEL=SHORT-TERM DEBT, LENDER|ABSTRACT=US-GAAP:SHORTTERMDEBTLINEITEMS|TAG=US-GAAP:SHORTTERMDEBTLENDER»~~Current portion notes payable ~~«E1J6XUG3»]~~
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

~~«21J5KGL5»]~~

On February 1, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of ~~[«E5J6XSNN|TAG=US-GAAP:NOTESANDLOANSPAYABLE|LABEL=*|TIME=2012-02-01|UNIT=USD|PRECISION=INF»~~$32,500~~«E5J6XSNN»]~~, convertible into shares of common stock.

On May 14, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of ~~[«E7J6XV42|TAG=US-GAAP:NOTESANDLOANSPAYABLE|LABEL=*|TIME=2012-05-14|UNIT=USD|PRECISION=INF»~~$50,000~~«E7J6XV42»]~~, convertible into shares of common stock.

On June 30, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc.  in connection with the issuance of an 8% convertible note in the aggregate principal amount of ~~[«E7J2XU6P|TAG=US-GAAP:NOTESANDLOANSPAYABLE|LABEL=*|TIME=2012-06-30|UNIT=USD|PRECISION=INF»~~$30,000~~«E7J2XU6P»]~~, convertible into shares of common stock

In May 2012 Asher Enterprise Inc., over a series of five transactions during the month converted $68,500 of debt and $2,740 of accrued interest into 1,699,923 of common stock at an average conversion price of $0.04216.

Asher Enterprise, Inc. converted its $50,000 note and $2,000 of accrued interest into 1,254,818 of common stock at an average conversion price of $0.041325.

On June 18, 2012, Juha Halttunen converted a $200,000 notes, plus accrued interest of $25,000 into 6,000,000 of common stock at a conversion price of $0.0375

On June 18, 2012, Quality Investment Fund (QIF) converted its $500,000 note, plus accrued interest of $37,636 into 10,752,732 shares of common stock at a conversion price of $0.05.

On June 25, 2012, Quality Investment Fund (QIF) converted its $600,000 note, plus accrued interest of $72,197.25 into 13,443,945 shares on common stock at a conversion price of $0.05

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012

 (Unaudited)

~~«E1J46SLF»]~~

~~[«E1J0GTWZ|LEVEL=1|LABEL=NOTE 12 PROTOTYPE RESEARCH AND DEVELOPMENT COSTS|TAG=FIL:PROTOTYPE»~~

Note 12 Prototype Research and development costs

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

~~«E1J0GTWZ»]~~

~~[«E3J01A6J|LEVEL=1|LABEL=NOTE 13 GOING CONCERN ISSUE|LABEL=LIQUIDITY DISCLOSURE|TAG=US-GAAP:LIQUIDITYDISCLOSURETEXTBLOCK»~~

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

The Company has announced that the Company and Cargotec USA have agreed to cooperate to complete a zero-emission terminal tractor demonstration project for the Technology Advancement Program (TAP). The TAP is a clean-air initiative sponsored by the twin Ports of Los Angeles and Long Beach. The project calls for demonstrating the efficacy of deploying zero-emission hydrogen fuel cell-electric hybrid terminal tractors to move containerized cargo within the Port facilities

As of June 30, 2012, the Company has retained earnings (accumulated deficit) of ~~[«E3J5TVAV|TAG=US-GAAP:RETAINEDEARNINGSACCUMULATEDDEFICIT|LABEL=*|TIME=2012-06-30|UNIT=USD|PRECISION=INF»~~$(17,045,852)~~«E3J5TVAV»]~~.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

~~«E3J01A6J»]~~

~~[«E3J49EN0|LEVEL=1|LABEL=NOTE 14 SUBSEQUENT EVENTS|TAG=US-GAAP:SUBSEQUENTEVENTSTEXTBLOCK»~~

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

~~«E3J49EN0»]~~

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

Quick Link to Table of Contents

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