Form 10-Q
period 2012-09-30
VISION INDUSTRIES CORP
filed 2012-11-15
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2012

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2012:  81,379,132

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of	September 30, 2012	December 31,2011
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$249,901	$3,480
Accounts Receivable	7,000	2,750
Inventory	88,311	211,564
Prepaid expenses	22,161	34,848
Supply inventory		11,450
Total current assets	367,373	264,092

Property and equipment, net	332,481	203,418

Intangible assets, net	252,732	292,887

Other assets:
Deferred loss	128,485
Employee advances		4,208
Security deposits & other	13,782	21,200
Total other assets	142,267	25,408

Total assets	$1,094,853	$785,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$572,896	$523,615
Current portion of lease liability	87,252
Current portion notes payable	632,500	318,500
Total current liabilities	1,292,648	842,115
Noncurrent Liabilities:
Lease Liability	197,748
Notes payable - noncurrent portion		1,100,000
Total noncurrent liabilities	197,748	1,100,000

Total liabilities	1,490,396	1,942,115

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 issued and outstanding as of September 30, 2012, and December 31, 2011, respectively	250	250
Common stock, $.001 par value, 500,000,000 authorized 81,379,132 issued and outstanding as of September 30, 2012, and 46,159,016 as of December 31, 2011, respectively	81,379	46,159
Additional paid in capital	18,026,936	13,338,990
Deferred compensation	(43,500)	(217,500)
Accumulated deficit	(18,460,608)	(14,324,209)
Total stockholders' deficit	(395,543)	(1,156,310)

Total liabilities and stockholders' deficit	$1,094,853	$785,805

See accompanying notes to the financial statements.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the nine months ended		For the three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$26,545	$764,157	$16,045	$294,240
Total revenue	26,545	764,157	16,045	294,240

Direct Costs		304,892		103,040

Gross profit	26,545	459,265	16,045	191,200

Operating expenses:
Research and development	5,012	135,937	1,088	43,896
General & administrative	838,058	1,246,607	343,874	426,604
Equity based compensation	3,177,907	3,926,042	1,044,869	1,470,720
Depreciation and amortization	82,985	105,522	35,449	35,174
Total operating expenses	4,103,962	5,414,108	1,425,280	1,976,394

Loss before other expense	(4,077,417)	(4,954,843)	(1,409,235)	(1,785,194)

Other income (expense)
Miscellaneous Income	20,522		385
Interest income	5,725
Foreign exchange gain (loss)		(26,696)
Miscellaneous Expense	(555)
Interest expense	(85,873)	(121,947)	(1,300)	(27,252)
Rental Income	1,200
Total other income (expense)	(58,981)	(148,643)	(915)	(27,252)

Net loss	$(4,136,398)	$(5,103,486)	$(1,410,150)	$(1,812,446)

Gain (Loss) per share: basic and diluted	$(0.08)	$(0.13)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding: basic and diluted	51,870,217	38,904,093	52,386,355	38,897,981

See accompanying notes to the financial statements.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the nine months ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,136,398)	$(5,103,486)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	3,177,907	3,926,042
Depreciation and amortization	82,985	105,522
Cancellation of Asher note derivative		(210,104)
Conversion of notes		225,634
Adjustment to carrying value of fixed assets	(82,272)
Foreign exchange loss		26,695
Stock Issuances in lieu of professional services		40,628
Changes in operating assets and liabilities:
Change in inventory	(81,749)	(197,921)
Change in Accounts receivables	(4,250)
Change in Employee Advances	4,208
Change in Note Receivable	285,000
Trade deposits		111,025
Change in Other assets	3,704	(7,807)
Prepaid expenses	12,687	(3,697)
Accounts payable and accrued expense	(90,294)	100,121
Cash used by operating activities	(828,472)	(987,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Leaseback of fixed assets- capitalized	(285,000)
Cash used by investing activities	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable		(400)
Note Receivable -Sale-Leaseback of fixed assets	285,000
Issuance of common stock	35,220	248,285
Interest reduction- conversion of notes payable	139,572
Additional paid in capital -conversion of notes	1,696,101
Conversion of notes payable	(1,458,500)
Short term borrowings	662,500	200,000
Cash provided by financing activities	1,359,893	447,885

Net increase(decrease) in cash and cash equivalents	246,421	(539,463)

Cash and cash equivalents, beginning of period	3,480	641,069

Cash and cash equivalents, end of period	$249,901	$101,606

See accompanying notes to the financial statements.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

Note 1 Business Description

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

Note 2  Significant Accounting Policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine months ended September 30, 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine months ended September 30, 2012 and 2011, have been made.

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

September 30, 2012  (Unaudited)

account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.

Inventory

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the nine months ended September 30, 2012 and September 30, 2011 were $473 and $26,408, respectively.

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

September 30, 2012  (Unaudited)

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

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

Note 3 Inventories

Inventories consisted of the following as of September 30, 2012 and December 31, 2011:

Schedule of Inventory

	September 30, 2012	December 31, 2011
Raw Materials	$37,770	$26,027
Work in Process	50,541	185,537
Finished Goods	0	0
	$88,311	$211,564

Note 4 Property and equipment

Property and equipment as of September 30, 2012.and as of December 31, 2011 consist of the following:

Schedule of Property and Equipment

	September 30, 2012	December 31, 2011
Automobiles	$11,238	$11,238
Computers	7,033	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Leased assets	285,000
Shop equipment	44,034	44,034
Production prototypes	73,240	526,753
Property and Equipment -- gross	423,095	589,714
Less accumulated depreciation	(90,614)	(386,296)
Property and Equipment -- net	$332,481	$203,418

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

Depreciation expense for the nine months ended September 30, 2012 and September 30, 2011 was$26,770 and $40,155 respectively.

Note 5 Intangibles

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

Intangible assets at September 30, 2012 and December 31, 2011 consist of the following:

Schedule of Intangible Assets

	September 30, 2012	December 31, 2011
Beginning Balance	$415,836	$415,836
Additions	-	0
Amortization	163.904	123,749
Impairment	-
Ending Balance	$252,732	$292,887

Amortization expense for the nine months ended September 30, 2012 and for the year ended December 31, 2011 was $40,155 and $53,540.

Note 6 Accrued expenses

Accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 were $572,896 and $523,615, respectively and included operating expenses.  At September 30, 2012, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $290,400.

Note 7 Income Tax

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2011 the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of September 30, 2012, the Company notes that ASC 740-10 has had no material changes.

Note 8 Stockholders’ equity

On December 31, 2011, there were 46,159,016 shares of common stock issued and outstanding.  There was no issuance of preferred stock during the first quarter, the common stock issues were:.

On February 1, 2012, 398,000 shares of common stock issued were cancelled

On March 3, 2012, an investor executed a subscription agreement to purchase 860,000 units of securities of the Company, with each unit consisting of one (1) share of common stock at $0.15 per share and one common stock purchase warrant to purchase one (1) share at $.20 per share.

On May 8, 2012, Greenstreet Financial Advisors exercised an option to acquire 250,000 shares of common stock in lieu of fees.

In May 2012 Asher Enterprise Inc., over a series of five transactions during the month converted $68,500 of debt and $2,740 of accrued interest into 1,699,923 of common stock at an average conversion price of $0.04216.

In June 2012 Asher Enterprise Inc. converted its $50,000 note and $2,000 of accrued interest over a series of four transactions into 1,254,818 of common stock at an average conversion price of $0.041325.

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

On August 22, 2012 Asher Enterprises converted a convertible promissory note in the principal amount of $32,500 dated February 1, 2012, plus accrued interest of $1,300 into 1,357,000 shares of common stock.

Accordingly, on September 30, 2012, there were 81,379,132 shares of common stock issued and outstanding and 250,000 shares of preferred stock issued and outstanding.

On September 11, 2012 the Company entered into a common stock purchase warrant with two private individuals each with the right to purchase 5,000,000 shares of common stock for a total of 10,0000 shares at an exercise price of $0.05. The

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

purchase warrants shall expire on September 11, 2014, the second anniversary of the issue date. The warrants were awarded at an estimated fair value of $681,000. The value will be amortized over the lives of the grant starting in the next quarter.

Note 9 Financing

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California.  In the Agreement, TTSI would be allowed to purchase two (2) prototype hybrid Class 8 trucks from Vision for $285,000, payable with interest at a rate of eight percent (8%) per annum in five (5) installments of principal and interest in the amount of $58,145. The base lease obligation is $285,000, plus a 15% interest payable in forty-eight (48) monthly installments of $7,932 initially starting on or about August 1, 2012.  The term of the lease has subsequently been adjusted to begin on November 30, 2012. At the end of the lease period, Vision will have the option to buy-back the vehicles for a $5,700 fee, plus a return of sales tax paid by TTSI.

Note 10 Commitment and contingencies

The Company’s leases for office and R&D facilities expired in January 2012. Starting June 6, 2012 the Company entered into a sublease agreement with Enova Systems. for its corporate office at 1560 W. 190th Street, Second floor, Torrance, CA 90501.  The sublease is on a month to month basis. Negotiations are in progress on future lease commitments.

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 9.) The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) starting on November 30, 2012.

Minimum future lease payments obligation on the leased equipment mentioned above, as of September 30, 2012, is as follows:

Schedule of Lease Payments on Lease Equipment

Year	Amount
2012	$15,864
2013	95,184
2014	95,184
2015	95,184
2016	78,962

On April 13, 2012, the Company received a Summons from former Director of Investors Relations, Russell Miller, alleging Breach of Contract, Wrongful Termination and other claims.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

On June 4, 2012, Russell Miller and BEK Investments, LLC (“Plaintiffs”) filed a Complaint, subtitled “Petition for Writ of Mandamus, and Costs and Fees,” in the Circuit Court in and for Manatee County, Florida (the county where Vision’s registered office is located) (Case No. 2012CA3732).  The Complaint sought relief under Florida Statutes Section 607.1604, which provides for court ordered inspection of records if the Shareholder demand was made in good faith and for a proper purpose, if the demand describes with reasonable particularity his or her purpose and the records her or she desired to inspect, and if the records requested are directly connected with the shareholder’s purpose.  Notwithstanding the Company’s good faith belief that the demand was being made for an improper purpose, that the purpose was not described with reasonable particularity and that the records were not directly related to a proper purpose, on June 18, 2012, the Court found that the demand was for a proper purpose and ordered the requested records be produced.  Accordingly, the Company has complied with the court order and produced requested records.  As per Florida Statutes Section 607.1604, the Court further granted Plaintiffs Motion for Attorneys’ Fees and Costs in the amount of $29,235.71.

Note 11 Notes Payable

Table below describes all current debentures and note payables as of September 30, 2012 and December 31, 2011:

Schedule of Debentures and Notes Payable

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			2012	2011
Current portion notes payable
Quality Investment Fund	11/18/2010	0	12%	0	600,000
QIF Malta 1 Ltd	12/28/2010	0	5%	0	500,000
Juha Halttunen	1/31/2011	0	9%	0	200,000
Asher Enterprise, Inc.	11/12/2011	0	8%	0	68,500
Asher Enterprise, Inc.	5/14/2012	0	8%	$ 50,000
Asher Enterprise, Inc.	6/30/2012	0	8%	32,500
TTSI	8/22/2012	0	8%	50,000
QIF Malta 1 Ltd	9/12/2012	0	8%	500,000
Total current portion notes payable				$ 632,500	1,418,500

Current portion of lease liability				$ 87,252
Long term portion of lease liability				$ 197,748

On February 1, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

$32,500, convertible into shares of common stock.

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 9.) The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) starting on November 30, 2012. The current portion of the lease liability is $87,252, the long term portion is $197,748.

On May 14, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $50,000, convertible into shares of common stock.

On June 30, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc.  in connection with the issuance of an 8% convertible note in the aggregate principal amount of $32,500, convertible into shares of common stock

On August 22, 2012 the Company entered into a secured convertible promissory note for $50,000. The convertible note matures on August 22, 2013 and bears an interest rate of 8%. The note is collateralized by the Company’s Kenworth Series T800 Glider; and security interests in all copy rights and patents.

On September 12, 2012 the Company entered into a loan agreement with QIF Malta 1 Ltd in the amount of $500,000 , bearing interest rate of 8% and maturing on September 12, 2013.

Note 12 Prototype Research and development costs

The Company is currently designing and developing several Class 8 and terminal tractor prototypes for usage in and around the port facilities.  Some of them will have alternative uses as demonstration models, anticipated to be used at trade shows and marketing events.  Successful testing of our modifications will result in a salable unit, retaining a future value.  Therefore we have capitalized our prototypes in property and equipment on our balance sheet.  See Note 3 for further discussion on the carrying value of these prototypes.

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

As of September 30, 2012, the Company has an accumulated deficit of $18,460,608.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 14 Subsequent events

Vision Motor Industries held its Annual meeting of Shareholders on October 24, 2012 with the purpose to elect the three (3) nominees for director, named in the Annual Proxy Statement,  to serve until the next annual meeting of shareholders and until

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

September 30, 2012  (Unaudited)

their successors are duly elected and qualified.. Martin Schuermann, Brett D. Mayer and Scott Lambert were elected Directors.

Management has evaluated events subsequent to the balance sheet date for the nine months ended September 30, 2012, through November 14, 2012, and determined that there is no material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

Our Board of Directors believes that our sales and revenue will continue to grow as we fulfill our existing contractual relationships with Ports of Long beach and Los Angeles in California and the Port of Houston in Texas. Vision Industries will survey and evaluate

Quick Link to Table of Contents

on an ongoing basis the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel vehicle industry and specialty vehicle assembling industry to strengthen our global business position.

In order to expand our operations, we may need to raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  We raised an additional $250,000 through the sales of our preferred stock in the third quarter of 2011. For the nine months ended September 30, 2012 Vision has raised an additional $1.01 million in short and long term financing arrangements. Our future financial success will be dependent on the success of our expansion, which may take years to complete, and our future cash flows, if any, are impossible to predict at this time

On August 7, 2012, Vision announced that the Company and Cargotec USA have agreed to cooperate to complete a zero-emission terminal tractor demonstration project for the Technology Advancement Program (TAP). The TAP is a clean-air initiative sponsored by the twin Ports of Los Angeles and Long Beach. The project calls for demonstrating the efficacy of deploying zero-emission hydrogen fuel cell-electric hybrid terminal tractors to move containerized cargo within the Port facilities

Vision Industries finalized a purchase order agreement for 100 Tyrano™ Class 8 trucks with Total Transportation Services, Inc. (TTS-I). The purchase agreement allows TTS-I to purchase an additional three hundred trucks, bringing the total value of a contract to approximately $108 million dollars.

On October 1, 2012 Vision Industries announced that the Houston Galveston Area Council received notification that it was selected to negotiate the terms of a U.S. Department of Energy- Zero Emission Cargo Transport Demonstration grant. If awarded, Vision would supply a total of twenty (20) Vision Class 8 Zero Emission hydrogen fuel cell/ electric hybrid trucks in connection with these grants.

On October 12, 2012 the Southern California Air Quality Management District moved to recognize $4.17 million received from the U.S. Department of Energy – Zero emission Cargo Transportation grant. The AQMD was authorized to execute a contract with Vision, whose vehicles were approved by the DOE for demonstration purposes. The Department of Energy will co-fund a small fleet of four (4) Tyrano™ trucks for drayage testing in the Ports of Los Angeles and Long Beach.

On September 21, 2012, Balqon Corporation and Vision Industries entered into a Joint Development Agreement to build its zero-emission hydrogen fuel cell/ electric hybrid terminal tractor,, the Zero-TT. The intended markets for the Zero-TT are distribution centers, rail yards and marine terminals. This agreement combines the Cargotec USA Kalmar Chassis with Balqon’s proven drivetrain and Vision’s hydrogen fuel cell range-extenders.

Employees

As of September 30, 2012, there were five (5) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officers who manage the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of September 30, 2012.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Impairment of Long-Lived Assets

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
September 30, 2012	$26,450	$4,092,282	($4,124,718)
September 30, 2011	$764,157	$4,954,843	($5,103,486)
December 31, 2011	$764,157	$7,208,341	($6,444,184)
December 31, 2010	$24,962	$4,604,711	($4,579,749)

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $249,901.

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

On September 11, 2012 the Company entered into a common stock purchase warrant with two private individuals each with the right to purchase 5,000,000 shares of common stock for a total of 10,000,000 shares at an exercise price of $0.05. The purchase warrants shall expire on September 11, 2014, the second anniversary of the issue date. The warrants were awarded at an estimated fair value of $681,000. The value will be amortized over the lives of the grant starting in the next quarter.

Results of Operations for the nine months ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Nine months ended
	September 30, 2012	September 30, 2011
	Unaudited	Unaudited	Change	%Change
Revenue	$26,545	$764,157	$(737,612)	-96.53%
Direct Costs	0	304,892	304,892	-100.00%
Net Revenue	26,545	459,265	(432,720)	-94.22%

Operating expenses:
Research and development	5,010	135,937	(130,927)	-96.31%
General & administrative	838,060	1,246,607	(408,547)	-32.77%
Equity based compensation	3,177,907	3,926,042	(748,135)	-19.06%
Depreciation/amortization expense	82,985	105,522	(22,537)	-21.36%
Total operating expenses	4,103,962	5,414,108	(1,310,146)	-24.20%

Loss before other income (expense)	(4,077,417)	(4,954,843)	877,426	-17.71%

Other income (expense):
Miscellaneous Income	20,522	0	20,522	100.00%
Foreign exchange gain (loss)		(26,696)	26,696	-100.00%
Interest Income	5,725		5,725	100.00%
Miscellaneous Expense	(555)		(555)
Interest expense	(85,873)	(121,947)	36,074	-29.58%
Rental Income	1,200		1,200	100.00%
Total other income (expense)	(58,981)	(148,643)	89,662	-60.32%

Net Loss	$(4,136,398)	$(5,103,486)	$967,088	-18.95%
Loss per share: basic and diluted	$(0.04)	(0.13)	$0.00	-8.47%
Weighted average number of common shares outstanding: basic and diluted	51,870,217	38,897,981

Revenues. We had $26,545 in revenues for the nine months ended September 30, 2012 which is a 96.53% decrease compared to $764,157 of revenues for the nine months ended September 30, 2011.  These revenues represent long term consulting arrangements that were substantially completed during the first nine months of 2012.

We believe that capital will be available through private investors and we can take advantage of the Clean Truck Program at the Ports of Long Beach and Los Angeles, California and the port of Houston, Texas to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses decreased by $1,310,146 to $4,103,962, for the nine months ended September 30, 2012 compared to $5,414,108 for September 30, 2011. Operating expenses decreased as a result of the completion of certain consulting arrangements and management’s effort to achieve cost efficiencies through a reduction in manpower.

Income (Loss) from Operations. For the nine month periods ended September 30, 2012 and September 30, 2011, we incurred losses before other income and expenses of $4,077,417 and $4,954,843 respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss decreased from $5,103,486 for the nine months ended September 30, 2011 to a net loss of $4,136,398 for the nine months ended September 30, 2012.

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

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Vision / Weisdorn

On April 8, 2011, Vision Industries, Corp. (“Vision”) commenced litigation against Lawrence Weisdorn and Donald Hejmanowski (former officers and directors of Vision) as well as ICE Conversions, Inc. (collectively the “Defendants”), in the Superior Court of the State of California, County of Los Angeles (Case No. BC459033), (the “State Court Case”) which was subsequently removed to the Bankruptcy Court for the Central District of California (Adversray Proceeding No. 11-01356-GM) (the “Removed Case”).  Weisdorn and Hejmanowski are former employees and executives of Vision.  The litigation includes causes of action for alleged breach of fiduciary duty, fraud, conversion and unfair competition (amongst other causes) as charged by Vision against the Defendants.  On April 28, 2011, Vision commenced an Adversary Proceeding against Weisdorn in the United State Bankruptcy Court for the Central District of California pursuant to 11 U.S.C. 523 seeking to have Weisdorn’s alleged obligation to Vision declared Non-Dischargeable (Case No. 11-01234-GM) (the “Non-Dischargeability Proceeding”) .  On July 11, 2011, the United States Bankruptcy Court remanded the Removed Case to the State Court for adjudication and granted relief from the automatic bankruptcy stay so Vision could pursue the State Court Proceeding in State Court.  On December 2, 2011, a First Amended Complaint was filed in the State Court Case.  On December 21, 2011, Vision and Hejmanowski negotiated a settlement agreement, whereby Hejmanowski surrendered 396,000 shares of his Vision stock and agreed to pay Vision’s attorney’s fees and both parties released each other from any past and future claims.  Thereafter, on January 11, 2012, the Complaint as to Defendant Donald Hejmanowski, only, was dismissed.  On February 10, 2012, Vision caused the Clerk of the Los Angeles Superior Court to enter a “default” against defendant Ice Conversions, Inc.  On January 17, 2012, Lawrence Erwin Weisdorn, in his capacity as Debtor in Possession for the Bankruptcy Estate of Lawrence Erwin Weisdorn, filed an adversary claim against Vision, in the United States Bankruptcy Court, Central District of California (Case No 10-24366-GM) (the “Adversary Proceeding”) alleging fraudulent preferential transfer of stock by Debtor to Defendant Vision pursuant to 11 U.S.C. Section 547(A)(2).  On July 31, 2012, Vision and Weisdorn executed a settlement agreement addressing the State Court Case, the Adversary Proceeding, and the Non-Dischargeability proceeding subject to approval of the Bankruptcy Court.  On August 24, 2012, the United States Bankruptcy Court filed an order approving settlement of controversy and approving the settlement agreement.

Vision / Russell Miller

On March 15, 2012, Russell Miller (former Director of Investors Relations of Vision who was terminated on May 20, 2011) and others, submitted a Shareholder Demand for inspection of 32 categories of records.  The Company, in good faith, believed that the demand was being made for an improper purpose and denied the request unless the Shareholders disclosed the proper purposes associated with each category of records requested.

On April 4, 2012, Mr. Miller commenced litigation against Vision, Martin Schuermann (current Director and corporate secretary and treasurer of Vision), Lawrence Weisdorn, and Allan Legator (former officer of Vision), in the Superior Court of the State of California, County of Los Angeles (Case No. BC482212) alleging Breach of Contract, Wrongful Termination and other claims.

On June 4, 2012, Mr. Miller and BEK Investments, LLC (“Plaintiffs”) filed a Complaint, subtitled “Petition for Writ of Mandamus, and Costs and Fees,” in the Circuit Court in and for Manatee County, Florida (the county where Vision’s registered office is located) (Case No. 2012CA3732).  The Complaint sought relief under Florida Statutes Section 607.1604, which provides for court ordered inspection of records if the Shareholder demand was made in good faith and for a proper purpose, if the demand describes with reasonable particularity his or her purpose and the records her or she desired to inspect, and if the records requested are directly connected with the shareholder’s purpose.  Notwithstanding the Company’s good faith belief that the demand was being made for an improper purpose, that the purpose was not described with reasonable particularity and that the records were not directly related to a proper purpose, on June 18, 2012, the Court found that the demand was for a proper purpose and ordered the requested records be produced.  Accordingly, the Company has complied with the court order and produced requested records.  As per Florida Statutes Section 607.1604, the Court further granted Plaintiffs Motion for Attorneys’ Fees and Costs Costs in the amount of $29,235.71.

The attorney for Mr. Miller and BEK Investments, LLC, has subsequently filed with this Court, but not yet scheduled a hearing on, a motion to amend the complaint.  The proposed “Amended Complaint” removes Russell Miller and adds Edward Smith, Philip Smith, The Anthony and Angela Reed Family Trust, Todd Jorgensen, Michael Rotberg, Matthew Folkerds, Michael Folkerds, Monica Pires, Eliana Pires, Diane Minasian, and Jannette Minasian Pires as new plaintiffs; adds Martin Schuermann; Don Hejmanowski, and Diane J. Harrison (former officer and director of Vision and current securities counsel) as defendants; and alleges fraud in the inducement, falsification of facts in connection with the sale of securities, deceptive advertising, breach of fiduciary duty, conversion, theft, and conspiracy.  The proposed “Amended Complaint” alleges, among others, that the Company represented it had a working prototype hydrogen-electric hybrid vehicle when it did not; that its officers took salaries when they promised they would not; that it had a project with FedEx when it did not; and that the original 2008 Vision transaction with ICE Conversions was designed to perpetrate a fraud

Quick Link to Table of Contents

upon the public.  The Company will defend its position to the fullest extent of the law, including seeking damages from the plaintiff where appropriate.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of Vision Industries Corp.’s common stock without registration under the Securities Act of 1933during the nine months ended September 30, 2012.

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

(e)

On June 22, 2012, pursuant to the terms of the 12% Convertible Promissory Note Due November 15, 2012, the lender, Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund converted the $672,197.25 due on the loan into 13,443,945 shares of common stock.   Due to recent note conversions at conversion prices less than the $0.10 per share Conversion Price in the 12 % Convertible Note (e.g., Halttunen note converted at a conversion price of $0.0375 per share on June 18, 2012; QIF Malta 1 note converted at a conversion price of $0.05 per share on June 21, 2012), the Company and the Noteholder agreed to change the Conversion Price under the Note to $0.05 per share, without any further consideration.

(f)

On August 7, 2012 Asher Enterprises, Inc., converted $15,000 principal amount of its note into 602,410 shares of common stock.

(g)

On August10, 2012 Asher Enterprises, Inc., converted $17,500 principal amount of its outstanding note, together with $1,300 of accrued and unpaid interest into 755,020 shares of common stock

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5

OTHER INFORMATION

None

ITEM 6

EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101*

Financial statements from the quarterly report on Form 10-Q of Vision Industries Corp. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

*Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated November 14, 2012	/s/ JEROME TORRESYAP
Jerome Torresyap
President

Dated November 14, 2012	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated November 14, 2012	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer