Form 10-Q/A
period 2012-09-30
VISION INDUSTRIES CORP
filed 2012-11-15
CIK 1405424

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

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

Depreciation expense for the nine months ended September 30, 2012 and September 30, 2011 was $26,770 and $40,155 respectively.

Note 5 Intangibles

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

As of September 30, 2012, the Company has retained earnings (accumulated deficit) of ($18,460,608).  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 14 Subsequent events

Vision Motor Industries held its Annual meeting of Shareholders on October 24, 2012 with the purpose to elect the three (3) nominees for director, named in the Annual Proxy Statement,  to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.. Martin Schuermann, Brett D. Mayer and Scott Lambert were elected Directors.

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
31.1

Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on November 14, 2012 as Exhibit 31.1to the issuer’s Quarterly Report on Form 10-Q and incorporated herein by reference.

31.2

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on November 14, 2012 as Exhibit 31.2to the issuer’s Quarterly Report on Form 10-Q and incorporated herein by reference.

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on November 14, 2012 as Exhibit 32 to the issuer’s Quarterly Report on Form 10-Q and incorporated herein by reference.

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