Form 10-Q/A
period 2012-03-31
VISION INDUSTRIES CORP
filed 2012-12-20
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment 2

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

FINANCIAL STATEMENTS EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities Exchange Commission on May 15, 2012 (the “Form 10-Q”), is to include and assessment of our disclosure controls and procedures pursuant to Item 307 of Regulations S-K.  This amendment speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2012, our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VISION INDUSTRIES CORP.

Dated : December 19, 2012	/s/ JEROME TORRESYAP
Jerome Torresyap
President

Dated : December 19, 2012	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated : December 19, 2012	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer