Form 10-Q/A
period 2012-06-30
VISION INDUSTRIES CORP
filed 2012-12-20
CIK 1405424

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities Exchange Commission on August 15, 2012 (the “Form 10-Q”), is to include and assessment of our disclosure controls and procedures pursuant to Item 307 of Regulations S-K.  This amendment speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Note 3 Inventories

Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

Schedule of Inventory

	June 30, 2012	December 31, 2011

Raw Materials	27,165	26,027
Work in Process	20,019	185,537
Finished Goods	0	0
	47,184	211,564

Note 4 Property and equipment

Property and equipment as of June 30, 2012.and as of December 31, 2011 consist of the following:

Schedule of Property and Equipment

	June 30, 2012	December 31, 2011
Automobiles	$11,238	$11,238
Computers	5,139	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Leased assets	285,000
Shop equipment	44,034	44,034
Production prototypes	73,480	526,753
Property and Equipment -- gross	421,441	589,714
Less accumulated depreciation	(80,231)	(386,296)
Property and Equipment -- net	$341,210	$203,418

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

Depreciation expense for the six months ended June 30, 2012 and June 30, 2011 was$20,766 and $43,578 respectively.

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

Minimum future lease payments obligation on the leased equipment mentioned above, as of June 30, 2012, is as follows:

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2012  (Unaudited)

Schedule of Lease Payments on Lease Equipment

Year	Amount
2012	$47,592
2013	95,184
2014	95,184
2015	95,184
2016	47,592

Note 11 Notes Payable

Table below describes all current debentures and note payables as of June 30, 2012 and December 31, 2011:

Schedule of Debentures and Notes Payable

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			2012	2011
Current portion notes payable
Asher Enterprise, Inc.	11/17/2011	0	8%	0	50,000
Asher Enterprise, Inc.	11/12/2011	0	8%	0	68,500
Asher Enterprise, Inc.	2/1/2012		8%	30,000
Asher Enterprise, Inc.	6/30/2012		8%	32,500
Asher Enterprise, Inc.	5/14/2012		8%	50,000
Juha Halttunen	1/31/2011	0	9%	0	200,000
Quality Investment Fund	11/18/2010	0	12%	0	600,000
QIF Malta 1 Ltd	12/28/2010	0	5%	0	500,000
Total current portion notes payable				112,500	1,418,500

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

The Company has announced that the Company and Cargotec USA have agreed to cooperate to complete a zero-emission terminal tractor demonstration project for the Technology Advancement Program (TAP). The TAP is a clean-air initiative sponsored by the twin Ports of Los Angeles and Long Beach. The project calls for demonstrating the efficacy of deploying zero-emission hydrogen fuel cell-electric hybrid terminal tractors to move containerized cargo within the Port facilities

As of June 30, 2012, the Company has retained earnings (accumulated deficit) of $(17,045,852).  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2012, our Chief Executive Officer and Principal Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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