Form 10-Q/A
period 2012-09-30
VISION INDUSTRIES CORP
filed 2012-12-20
CIK 1405424

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities Exchange Commission on November 15, 2012 (the “Form 10-Q”), is to include and assessment of our disclosure controls and procedures pursuant to Item 307 of Regulations S-K.  This amendment speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Quick Link to Table of Contents

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2012, our Chief Executive Officer and Principal Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Vision / Weisdorn

On April 8, 2011, Vision Industries, Corp. (“Vision”) commenced litigation against Lawrence Weisdorn and Donald Hejmanowski (former officers and directors of Vision) as well as ICE Conversions, Inc. (collectively the “Defendants”), in the Superior Court of the State of California, County of Los Angeles (Case No. BC459033), (the “State Court Case”) which was subsequently removed to the Bankruptcy Court for the Central District of California (Adversary Proceeding No. 11-01356-GM) (the “Removed Case”).  Weisdorn and Hejmanowski are former employees and executives of Vision.  The litigation includes causes of action for alleged breach of fiduciary duty, fraud, conversion and unfair competition (amongst other causes) as charged by Vision against the Defendants.  On April 28, 2011, Vision commenced an Adversary Proceeding against Weisdorn in the United State Bankruptcy Court for the Central District of California pursuant to 11 U.S.C. 523 seeking to have Weisdorn’s alleged obligation to Vision declared Non-Dischargeable (Case No. 11-01234-GM) (the “Non-Dischargeability Proceeding”) .  On July 11, 2011, the United States Bankruptcy Court remanded the Removed Case to the State Court for adjudication and granted relief from the automatic bankruptcy stay so Vision could pursue the State Court Proceeding in State Court.  On December 2, 2011, a First Amended Complaint was filed in the State Court Case.  On December 21, 2011, Vision and Hejmanowski negotiated a settlement agreement, whereby Hejmanowski surrendered 396,000 shares of his Vision stock and agreed to pay Vision’s attorney’s fees and both parties released each other from any past and future claims.  Thereafter, on January 11, 2012, the Complaint as to Defendant Donald Hejmanowski, only, was dismissed.  On February 10, 2012, Vision caused the Clerk of the Los Angeles Superior Court to enter a “default” against defendant Ice Conversions, Inc.  On January 17, 2012, Lawrence Erwin Weisdorn, in his capacity as Debtor in Possession for the Bankruptcy Estate of Lawrence Erwin Weisdorn, filed an adversary claim against Vision, in the United States Bankruptcy Court, Central District of California (Case No 10-24366-GM) (the “Adversary Proceeding”) alleging fraudulent preferential transfer of stock by Debtor to Defendant Vision pursuant to 11 U.S.C. Section 547(A)(2).  On July 31, 2012, Vision and Weisdorn executed a settlement agreement addressing the State Court Case, the Adversary Proceeding, and the Non-Dischargeability proceeding subject to approval of the Bankruptcy Court.  On August 24, 2012, the United States Bankruptcy Court filed an order approving settlement of controversy and approving the settlement agreement.

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