Form 10-K
period 2012-12-31
VISION INDUSTRIES CORP
filed 2013-04-16
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
2230 E. Artesia Blvd,, Long Beach, CA.	90805
(Address of Principal Executive Offices)	(Zip code)

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

Yes ☐    No ☑

As of June 30, 2012 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $7,202,043, as computed by reference to the closing sale price on the OTCBB of such common stock ($0.09) multiplied by the number of shares of voting stock outstanding on June 30, 2012 held by non-affiliates (80,021,702 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2012 is as follows:

Class of Securities

Shares Outstanding

Common Stock, $0.001 par value

82,946,546

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

Quick Link to Table of Contents

ITEM 1—BUSINESS

Vision was incorporated in Florida on May 11, 2004, as Cheetah Consulting, Inc. and on December 16, 2008 changed its name to Vision Industries Corp.  The Company has its corporate headquarters and assembly facility at 2230 E. Artesia Blvd., Long Beach, CA 90805.  Our telephone number is (310) 454-5658. The Company’s web address is www.VisionMotorCorp.com.

The company’s mission statement is to “develop zero-emission transportation solutions for the 21st century. “ To achieve this mission, Vision has internally organized itself to focus on fuel cell vehicle technology and hydrogen fueling.

Since December 2008, the company has refocused its efforts in building Class 8 fuel cell electric vehicles (FCEV) used in drayage transportation.

In 2010, the US Department of Energy named Vision’s Class 8 on-road big rig, the Tyrano, and terminal tractor, the Zero-TT, as “alternative and advanced vehicles.”  This timely recognition came in an era of increased federal and state-level zero-emission legislation and funding.  As part and parcel of the company’s rise in acceptance, the Vision Tyrano was introduced by then Governor Arnold Schwarzenegger, at the state capital event announcing his Hydrogen Highway initiative.  Since then, the Vision brand has been synonymous with zero-emission drayage and cleantech transportation.

Description of the Business

Since alternative energy and cleantech transportation became a center-piece in the national energy narrative, extensive efforts in terms of legislation and governmental funding opportunities have been made available to spur the development of a national alternative fueling infrastructure and for vehicle technologies using them.

With that as a backdrop, Vision has engaged in “well-to-wheel” national initiatives to deploy their zero-emission FCEVs in nonattainment areas, such as the Port of Houston and the twin Ports of Los Angles and Long Beach. Accompanying any regional fleet deployment are plans to build and operate a hydrogen fueling station, which Vision is actively funding with the assistance of government grants and traditional project financing.

As its modus operandi, Vision aims to target drayage trucking fleet operators who operate in the nation’s eight (8) largest deep-water ports (Los Angeles, Long Beach, Oakland, Seattle, Houston, Savanah, New York and New Jersey).  Fleets who operate at these locations usually have predetermine routes, travel less than 50-mile (from Port to rail yard or distribution center) and have a return to base duty-cycle.  Unique to those areas is an abundance of Hydrogen in the form of a pipeline or a nearby steam methane reformer (SMR) facility supporting a petro-chemical plant.

The convergence of factors, such as, government reduced-emission mandates (typical of nonattainment areas), availability of hydrogen, short routes (less than 50 miles) and a return to base duty-cycle, make it ideal for Vision’s FCEV and fueling businesses.

At the present time, third party components exist for the various products that Vision installs in its Vehicles and that the Vehicles have not required substantial design modifications or further engineering to bring the Vehicles to market. We believe acquisition of supplies, costs of assembly and other costs related to the production of the Vehicle(s), will require the investment of a material amount of our current and future assets.

In the long-run, Vision plans to outsource the assembly for its FCEV to major OEMs to reduce operational expenses.

The fueling business, on the other hand, if attached to a hydrogen pipeline, has the ability to increase the company’s contribution margin with reasonable demand.

The Market for Alternative Vehicles

Vision believes that a substantial commercial market will begin to develop for these products over the next two (2) to four (4) years. The year 2015, has been touted by many energy analyst to be seminal moment in which the cleantech transportation infrastructure will be sufficient enough to allow hybrid vehicle technology to gain a significant foothold in the national transportation scene.

In advance of that date, a number of automotive and industrial manufacturers are developing “light emission” or “zero-emission” vehicles using alternative and renewal fuel sources such as hydrogen, liquid natural gas (LNG) or biofuels in order to decrease fuel costs, lessen dependence on crude oil, and reduce harmful emissions. Our products for the alternative energy

Quick Link to Table of Contents

and cleantech drayage transportation arena is the only truly zero-emission solution that can complete a full-drayage duty-cycle.

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our hybrid fuel cell electric vehicles to meet market opportunities. We are focusing our immediate marketing efforts on North America, particularly Southern California and in the Houston-Galveston nonattainment areas.

Fuel Cell and Hydrogen Vehicle Industry Overview

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

Hydrogen-powered hybrid and other hydrogen vehicles can begin to drive the demand for the refueling infrastructure of this clean fuel, which is a critical component to fuel cell vehicle commercialization. The South Coast Air Quality Management District located in Diamond Bar, Southern California, is positioning the Los Angeles, Orange and Riverside Counties to be ready for fuel cell vehicles by initiating a hydrogen-powered hybrid program. In January 2006, 30 hydrogen hybrid Toyota Prii were obtained by fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, was to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program has helped expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized. We believe that this can be the model for other markets where fuel cell vehicles will

Quick Link to Table of Contents

emerge, such as, North America, Europe and Asia-Pacific, and thus we intend to initially focus our marketing efforts of hydrogen hybrid systems in Southern California and Houston at this time.

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

Our Business

Principal Products or Services and Their Markets

Vision Industries Corp., is a California-based manufacturer of zero-emission hydrogen fuel cell | electric hybrid powered Class 8 trucks and terminal tractors. Vision operates in the short-haul, drayage trucking category (the movement of containerized cargo over a short distance, typically less than 50 miles, from a port to an intermodal facility, such as a rail yard). The Company’s products include the Tyrano™, a short-haul Class 8 tractor, and the Zero-TT, a single axle terminal tractor co-developed with Cargotec USA, the world’s largest maker of terminal tractors.

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

Vision intends to become the one-stop solution that can provide a truly pollution-free and alternative energy conversion solution for today’s drivers.  To accomplish this, we will be marketing the following alternative energy vehicles:

1.  Tyrano™

The Vision Tyrano™ is a first-of-a-kind dual-propulsion, Class 8 Zero-Emission Hydrogen Fuel Cell / Electric Hybrid heavy-duty truck designed to move containerized cargo from port to rail yard.  With a GCVWR of 80,000 lbs. the Tyrano™ uses Lithium-ion batteries to power an electric motor and Hydrogen fuel cells to extend its range. The core technologies currently incorporated into the Tyrano™ is a proprietary power management system that controls and monitors a battery pack’s State-of-Charge (SOC), the energy demands of an electric drivetrain, along with precise usage of hydrogen gas (H 2 ) from its unique storage technology.

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

Quick Link to Table of Contents

In a joint-development project with the Port of Long Beach, Vision was awarded $425,000 in grants under the Technology Advancement Program (TAP). Vision delivered its first Tyrano on July 22, 2011 to Total Transportation Services, Inc. (“TTSI”), a national leader in clean fleet drayage. In the same month, TTSI presented Vision with a Letter of Intent to purchase the first 100 Tyrano Class 8 trucks with an option to purchase an addition 300 vehicles for a total contract value of $108MM.  This LOI resulted in a long form Purchase Order between TTS-I and Vision for 100 trucks, which was signed in May 2011.

In 2012, the US Department of Energy award Vision with two (2) separate Zero Emission Cargo Transport Demonstration (ZECT) grants to deploy a fleet of Tyrano trucks at the Port of Houston (20) and at the twin Port of Los Angeles and Long Beach (4).

2.  Vision (Zero-TT) Terminal Tractors

The Zero-Emission Terminal Tractor (Zero-TT) is a Class 8 facility-only Hydrogen Fuel Cell Electric Hybrid vehicle. It has a 130,000 lbs. GCVWR and is designed to move the really-heavy containerized cargo inside a Port facility or central distribution center.  The Zero-TT is designed to operate for two full eight-hour shifts with refillable hydrogen tanks.  Like its Tyrano™ sibling, its use Lithium-ion batteries as its main power supply and uses hydrogen fuel cells to recharge its batteries on-the-fly.

On April 22, 2011, Vision was awarded a $1,275,000 contract by The Port of Los Angeles to retrofit 15 short-range, port-owned electric terminal tractors with their proprietary Hydrogen fuel cell | electric hybrid system.  This program was placed on hold due to complications with the lead-acid batteries originally in the system.

On August 7, 2012, Vision joined forces with Cargotec USA, the world leader in terminal tractors, to co-develop the Zero-TT, on an Ottawa™ chassis.

On September 21, 2012, Balqon Corporation entered into a Joint Development Agreement with Vision to build its zero-emission hydrogen fuel cell /electric hybrid terminal tractor, the Zero-TT.  Balqon Corporation brings expertise in Lithium-ion battery technologies.

 3.   Cheetah

The Cheetah Supercar is a zero-emission passenger sports car prototype, using Vision’s proprietary hybrid hydrogen drive system which can deliver 425 horsepower and 1,350 FT /LBS of torque.

 (2) Distribution Methods of the Services

The primary delivery of our services will be through our planned location in Long Beach, California. Through the company’s relationship with the Ports of Los Angeles and Long Beach, Vision has been introduced to the twenty-two (22) largest drayage fleet operators in the country.  Combined, they account for a large portion of the 10,000 trucks operating in and around the Port system.  Vision plans to exploit its unique first-to-market position in the largest and busiest deep-water Port in the United States, and build a clientele of fleets willing to upgrade their diesel-emission trucks to the zero-emission solution to meet State and local emission mandates.

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

Quick Link to Table of Contents

There are a number of automotive and industrial manufacturers developing alternative power systems using fuel cells or clean burning gaseous fuels. Vision will be competing with other OEM offerings.

The current market for our vehicles is the emerging world market for passenger, fleet, industrial, and military vehicles powered by fuel cells and hybrid engines using hydrogen. Vision plans to continue the development of our electric/hydrogen hybrid vehicles to meet market opportunities. Initially, we are focusing our marketing efforts in North America, particularly Southern California and Houston. Vision plans to continue the development of our products to meet market opportunities. Vision also plans to expand our capabilities and products to new customers.

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

A critical element for hydrogen-based vehicles and OEM alternative fuel vehicles is fuel storage. Vision will use third-party suppliers of fuel storage systems, primarily high-pressure gaseous storage cylinders for hydrogen. Manufacturers of the systems include Quantum, Dynetek Industries Ltd., Lincoln Composites and Structural Composites Inc. Liquid hydrogen, metal hydrides and on-board liquid fuel reformation may also provide alternatives to high-pressure storage. Companies pursuing these competing technologies include Linde AG, Air Products and Energy Conversion Devices.

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

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  The parts required are typically found stocked in automotive retail outlets.  Substantially all components for the vehicle specialty equipment products and conversion kit business will be purchased from outside suppliers as “off-the-shelf” parts, including the electronic computer interface parts. Assembly of the Vehicles will be subject to our supervision and control. Because the hardware of our products is not and will be not be designed and/or engineered by us, but is and will be “off-the-shelf,” we do not expect any problems with respect to availability of parts. However, from time to time we may experience delays in delivery of certain components or materials from suppliers. Our fuel system assembly activities are expected to include kit system assembly and system installation. We have located partners for the assembly of the majority of our components and intend to outsource the assembly of our vehicles. Our vendor and service provider supply base will be highly diversified, with none of our suppliers expected to represent more than 20% of our raw material purchases. All components will be installed on vehicles at designated installation facilities or at approved locations by certified and/or trained personnel.

(6) Dependence on Limited Customers

We will derive revenue from the sale of our vehicles to ultimate consumers and users, or to businesses. We will rely on our sales force, strategic partners and third party vendors to sell our Vehicles, develop new customers and consummate joint application development programs with leading OEMs in our target markets.  We do not have to rely on any one or a limited number of customers for our business. While our target market is limited to California and Texas, sales will expand nationwide as third parties begin to sell our products nationwide.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

 (10) Research and Development During The Last Two Fiscal Years

We spent $13,197 and $111,012 on research and development (“R&D”) during the fiscal years ended December 31, 2012 and 2011, respectively. The money used to fund this R&D was derived from short-term note financing.

(11) Cost and Effects of Compliance with Environmental Laws

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities. Our financial results could be materially impacted by accidents involving either our vehicles or those of other manufacturers, either because we face claims for damages or because of the potential negative impact on demand for hydrogen fuel products. Some of our vehicles will use commercially produced/sold hydrogen, which is typically generated from gaseous and liquid fuels such as propane, natural gas or methanol in a process known as reforming. While our vehicles do not use these fuels in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source. In addition, certain of our OEM (original equipment manufacturer) partners and customers may experience significant product liability claims. As a supplier/buyer of products, components and systems to/from these OEMs, we may face an inherent business risk of exposure to product liability claims in the event that their/our products, or the equipment into which their/our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since our products have not yet gained widespread market acceptance, any accidents involving our systems could materially impede acceptance of our products. In addition, although our management believes that the company will at all times be able to maintain liability coverage in an amount adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

As a company we fully intend on complying with all federal, state and local environmental regulations regarding the use, storage and safety of our products.  We do not foresee any increase in costs due to compliance with environmental issues as all of the products we will purchase will have compliance with all applicable federal, state and local environmental laws.

(12) Our Employees

As of December 31, 2012, we had .five (5) full-time employees on our payroll. In addition to our employee personnel, we utilize two (2) independent contractors in our business. During peak production periods, we may increase our work force. None of our employees is represented by a collective bargaining agreement; we consider our relations with our employees to be good.

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

Our current business strategy is to engineer, design, develop, manufacture, market, license, and sell zero emission hydrogen powered vehicles. Because the success of our business will, to some extent, rely both upon the availability of fuel-grade hydrogen throughout the state of California and Houston, it is impossible to predict the allocation of business revenues. Also, historical operating data as generated may be of limited value in evaluating our future prospects because the industry itself is in its early days.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy, and the price of our common shares may decline. We have not generated any positive net income since the Company’s inception May 11, 2004.  Our current business strategy is to engineer, design, develop, manufacture, market, license, and sell zero emission hydrogen powered vehicles with market leadership positions in mind. In so doing, we will continue to incur significant expenditures for general administrative activities, including sales and marketing and research and development activities. As a result of these costs, we will need to generate and sustain regularly significantly higher revenues and positive gross margins to achieve and sustain profitability.

Quick Link to Table of Contents

We have incurred significant operating expenses over the last three years. As a result, we expect to incur losses in 2013, and we may never achieve profitability. Accordingly, we may not be able to implement our business strategy, and the price of our common shares may decline. Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, and cause the price of our common shares to decline.

We expect our quarterly revenues and operating results to vary significantly in the future. These quarterly fluctuations in our operating performance will result from the length of time between our first contact with a customer and the recognition of revenue from a sale or sales to that customer. Our products are highly-engineered and components may require further development; therefore, the length of time between approaching a customer and delivering our products to that customer could span quarters. In many cases a customer’s decision to buy our products and services may require the customer to change its established business and/or consumer practices and to conduct its business in new ways.

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

We may need to raise additional funds sooner if our estimates of revenues, costs and capital expenditures change or are inaccurate. If we are unable to raise additional capital or are unable to do so on acceptable terms, we may not be able to respond to the actions of our competitors or we may be prevented from conducting all or a portion of our planned operations. In particular, the expansion of our business into targeted geographic locations could be delayed or aborted if we are unable to raise additional capital or if third parties upon which we will rely \ to fuel our vehicles do not provide retail hydrogen in the various geographic localities we deem suitable for our business. In addition, we may be forced to reduce our sales and marketing efforts or forego attractive business opportunities. If we issue additional equity securities to third parties in order to raise funds, the ownership percentage in our company of each of our existing shareholders will be reduced.

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

Quick Link to Table of Contents

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

We may never be able to introduce commercially viable hydrogen/alternative fuel Vehicles and systems. We do not know whether or when we will successfully introduce commercially viable hydrogen and alt-fuel Vehicles for the hydrogen or vehicular markets. We have assembled and are currently demonstrating a number of test and evaluation systems and are continuing efforts to decrease the costs of these systems and to improve their overall functionality and efficiency. However, we must complete additional research and development on these systems before we can introduce commercially viable Vehicles. Even if we are able to do so, these efforts will still depend upon the success of other companies in producing related and necessary products for use in conjunction with commercially viable fuel cells, hybrids and other hydrogen applications.

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

Risk Factors Related To Our Business and Industry

We have limited experience assembling hydrogen Vehicles for alt-fuel and hydrogen applications on a commercial basis. In order to produce Vehicles at affordable prices, we will have to produce Vehicles through high-volume automated processes. We do not know whether we will be able to contract efficient, automated, low-cost assembly capabilities or processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our Vehicles. Even if we are successful in developing our high volume assembly capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers. Our failure to develop such processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

We have no experience assembling or assembling our products on a large scale basis, and if we do not develop adequate assembling and assembly processes and capabilities to do so in a timely manner, we may be unable to achieve our growth and profitability objectives. We have manufactured and assembled only a limited number of products for prototypes and initial sales, and we have no experience assembling or assembling Vehicles on a large scale. Although we will rely on third party manufactured, off-the-shelf components for our Vehicles, in order to produce our Vehicles at affordable prices we may have to manufacture certain, or all, of our components, in which case we would need to incur the costs associated with developing and operating an assembling facility. In such case, we may not be able to develop efficient, low-cost assembling capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market such Vehicles. Even if we are successful in developing our assembling capabilities and processes, we do not know whether we will do so in time to meet our Vehicle commercialization schedule or to satisfy the requirements of our customers and the market. Should it become necessary to develop these assembling processes and capabilities, our failure to do so in a timely manner could prevent us from achieving our growth and profitability objectives.

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

We must work at all times to lower the cost of our hydrogen drive systems (and installation costs) and demonstrate their reliability, or consumers will unlikely purchase our products. The ultimate cost of hydrogen technology and hydrogen fuel-based products is not fully tested and known. The price of hydrogen generation products is dependent largely upon material and assembly costs. We cannot guarantee that we will be able to lower these costs to a level where we will be able to produce and/or sell a competitive product. If third party providers are able to produce and distribute hydrogen and/or alternative fuel generation products that are competitive with other technologies in terms of price, performance, reliability and longevity, consumers will unlikely buy our Vehicles. Accordingly, we would not be able to generate sufficient revenues with positive gross margins, to achieve and sustain profitability.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Our products use flammable fuels that are inherently dangerous substances and could subject us to product liabilities. Our financial results could be materially impacted by accidents involving either our Vehicles or those of other manufacturers, either because we face claims for damages or because of the potential negative impact on demand for hydrogen fuel products. Some of our Vehicles will use commercially produced/sold hydrogen, which is typically generated from gaseous and liquid fuels such as propane, natural gas or methanol in a process known as reforming. While our Vehicles do not use these fuels in a combustion process, natural gas, propane and other hydrocarbons are flammable fuels that could leak and then combust if ignited by another source. In addition, certain of our OEM (original equipment manufacturer) partners and customers may experience significant product liability claims. As a supplier/buyer of products, components and systems to/from these OEMs, we may face an inherent business risk of exposure to product liability claims in the event that their/our products, or the equipment into which their/our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses from expenses incurred in defending claims or the award of damages. Since our products have not yet gained widespread market acceptance, any accidents involving our systems could materially impede acceptance of our products. In addition, although our management believes that the

Quick Link to Table of Contents

company will at all times be able to maintain liability coverage in an amount adequate to cover these risks, we may be held responsible for damages beyond the scope of our insurance coverage.

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

Quick Link to Table of Contents

•

performance of other companies in the hydrogen Vehicle, fuel cell or alternative energy business;

•

news announcements, securities analysts’ reports and recommendations and other developments with  respect to our industry or our competitors; or

•

changes in general economic conditions.

.

As of December 31, 2012, there were 25,325,000 outstanding options and 39,985,142 warrants to purchase our common shares.  In the future, we may issue options and warrants to purchase our common shares and if these securities are exercised, our shareholders will incur dilution which could be substantial. A significant element in our plan to attract and retain qualified personnel is the issuance to such persons of options to purchase our common shares. Accordingly, to the extent that we are required to issue significant numbers of options to our employees, and such options are exercised, a shareholder could experience significant dilution.

Risk Factors Relating to Our Business

Vision is a new company and, since the date of its inception on May 11, 2004, has lost money and losses may continue. We have incurred substantial losses since the company’s inception and anticipate continuing to incur substantial losses for the foreseeable future.  Vision had $23,374 in cash and cash equivalents as of December 31, 2012.  To succeed, Vision must develop new client and customer relationships and substantially increase its revenue derived from improved Vehicles and additional value-added services. Vision has expended, and to the extent it has available financing, Vision intends to continue to expend substantial resources to develop and improve its Vehicles and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, Vision may not be able to achieve or sustain profitability.

Our independent registered public accounting firm has added going concern language to its report on our financial statements, which means that Vision may not be able to continue operations without continued reliance on investment capital, which may not be readily obtainable. The report of DKM, C.P.A.s, our independent registered public accounting firm, with respect to our financial statements and the related notes for the period ended December 31, 2012, indicates that at the date of their report, Vision had suffered significant losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

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

Quick Link to Table of Contents

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

Vision depends upon its senior management and the loss or unavailability of any one of them could put Vision at a competitive disadvantage. Vision’s success depends largely on the skills of certain key management and technical personnel, including Martin Schuermann, Vision’s Secretary and Chief Executive Officer. Mr. Schuermann has an employment contract with the Company which requires him to provide his services to Vision as an “employee”. Moreover, the loss of the services of Mr. Schuermann could materially harm Vision’s business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues.

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

Quick Link to Table of Contents

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

Currently, we have a limited customer base. If our hydrogen Vehicle efforts are not successful, we may not be able to recoup advance expenditures for product costs and our business plan may fail. Our business and financial plan depends to a great extent on down-stream retail market demand for our Vehicles. To that end, we will market Vehicles that currently require gasoline or diesel as a fuel source. Should we, solely or in conjunction with other alt-fuel product suppliers, be unable to create adequate market demand for hydrogen and/or alternative fuels as a fuel source, we may not be able to recoup our start-up and development costs. To mitigate the costs and the risks, we intend to use off-the-shelf components and parts for assemblage of the Vehicles.

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

Quick Link to Table of Contents

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

Risks Factors Related to an Investment in our Securities

Our Common shares are expected to be sporadically or “thinly” traded for the foreseeable future, so stockholders may be unable to sell at or near ask prices or at all if they need to sell Vision shares to raise money or otherwise desire to liquidate their shares. Vision has a very short existence. Our common shares are expected to be sporadically or "thinly" traded for the foreseeable future. This means that the number of persons interested in purchasing our common shares at or near asks prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or nonexistent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give our shareholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that our stock will achieve any trading levels and if so, that such levels will be sustained. Due to these conditions, we can give our shareholders no assurance for the foreseeable future that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

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

Quick Link to Table of Contents

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

Should any of the majority shareholders acquire the right to acquire substantial amounts of additional shares by option or warrant, the conversion or exercise of such securities might result in the substantial dilution of an investment in terms of a shareholder’s percentage ownership in the Company as well as the book value of his/her/its common shares. The sale of a large amount of shares of common stock received upon the conversion or exercise of any possible options or warrants granted to the above-referenced persons on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares. There are currently outstanding as of December 31, 2012, 25,325,000 options to purchase our stock issued and our CEO of Vision currently owns 17,000,000 of those options.  There are two entities that own 20,429,722 shares and 10,750,000 shares, respectively.  In the future, additional warrants or options could be granted, which, if granted and exercised would entitle the holders to shares of common stock, in addition to the shares they own outright. In the event of the exercise of these options or warrants, if granted, to purchase Company securities, an investor could suffer dilution of an investment in terms of percentage ownership in the company as well as the book value of common shares. In addition, the holders of the common share purchase options or warrants, if granted, may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

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

Quick Link to Table of Contents

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

.ITEM 2—DESCRIPTION OF PROPERTY

The Company has leased 21,800 Sq. / Ft. R&D facility at 2230 Artesia Blvd,, Long Beach CA 90805, for occupancy starting April 1, 2013; The Company’s virtual address is www.VisionMotorCorp.com.

ITEM 3—LEGAL PROCEEDINGS

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

Quick Link to Table of Contents

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

The attorney for Mr. Miller and BEK Investments, LLC, has subsequently filed with this Court, but not yet scheduled a hearing on, a motion to amend the complaint.  The proposed “Amended Complaint” removes Russell Miller and adds Edward Smith, Philip Smith, The Anthony and Angela Reed Family Trust, Todd Jorgensen, Michael Rotberg, Matthew Folkerds, Michael Folkerds, Monica Pires, Eliana Pires, Diane Minasian, and Jannette Minasian Pires as new plaintiffs; adds Martin Schuermann; Don Hejmanowski, and Diane J. Harrison (former officer and director of Vision and current securities counsel) as defendants; and alleges fraud in the inducement, falsification of facts in connection with the sale of securities, deceptive advertising, breach of fiduciary duty, conversion, theft, and conspiracy.  The proposed “Amended Complaint” alleges, among others, that the Company represented it had a working prototype hydrogen-electric hybrid vehicle when it did not; that its officers took salaries when they promised they would not; that it had a project with FedEx when it did not; and that the original 2008 Vision transaction with ICE Conversions was designed to perpetrate a fraud upon the public.  The Company will defend its position to the fullest extent of the law, including seeking damages from the plaintiff where appropriate.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “VIIC.”  The price of our stock at market closing on December 31, 2012 was $0.10 per share.

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

During the year ended December 31, 2012, the Company issued 36,787,530 shares of common stock: 36,073,530 issued in conversion of debt; 860,000 issued through private placement to accredited investors; 250,000 issued for consulting services; and 396,000 shares cancelled.

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

We had two hundred sixty seven (267) stockholders of record of our common stock as of December 31, 2012 The CUSIP number for our common stock is 92835C 101.

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

Quick Link to Table of Contents

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

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have engaged Colebrooke Capital to introduce the Company to institutional investors with the intent of raising additional operating capital to fund continued growth. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

Employees

Currently, there are five (5) full-time employees and two contract personnel on our payroll at Vision Industries Corp.  This includes the officers and directors who manage the corporation.

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

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	G&A EXPENSES	NET INCOME (LOSS)
December 31, 2012	$ 26,545	$5,189,320	$ (5,265,610)
December 31, 2011	$ 764,157	$ 6,779,835	$ (6,444,184)

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $23,374.

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

Quick Link to Table of Contents

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

Results of Operations for the years ended December 31, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Comparison of our Statement of Operations for the Years Ended:

	December 31, 2012	December 31, 2011
	(Audited)	(Audited)	%Change
Revenue:	$26,545	$ 764,157	-96.53%
Direct Costs:	0	306,622	-100.00%
Operating expenses:	5,189,320	6,779,834	-23.46%
Loss before other income (expense).	(5,162,775)	(6,322,299)	-18.34%
Other income (expense):	(119,889)	(121,885)	-15.59%
Net income (loss)	($5,282,664)	($6,444,184)	-18.29%
Income (loss) per share: basic and diluted	(0.09)	(0.17)	-44.71%

Revenues. For the year ended December 31, 2012, revenues were $26,545, compared to $764,157 for the year ended December 31, 2011.The revenues generated in December 31, 2011 year were directly attributable to reaching milestones in the demonstration projects with the Port of Los Angeles and the Port of Long Beach.

Operating Expenses. Expenses decreased by $1,590,514 to $5,189,320 for the year ended December 31, 2012 from $6,779,834 for the year ended December 31, 2011.  The majority of the decrease in expenses is reflected in the decrease in equity based compensation, a decrease of $1,061,026. We believe that such equity based compensation provides incentive to employees, independent contractors and consultants engaged in capital and financing arrangements.

As a percentage of revenues, our cost of revenues was 0% and 40% for the years ended December 31, 2012 and December 31,  2011, respectively.

Income (Loss) from Operations. For the year ended December 31, 2012 and 2011, we incurred losses of $5,282,664 and $6,444,184, respectively, a decreased deficit of $1,161,520.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

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

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2006, we engaged DKM, Certified Public Accountants (formerly Randall N. Drake, CPA PA), ("Drake ") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Quick Link to Table of Contents

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2012, the date of Vision Industries most recent shareholders meeting, the Board of Directors of the Company appointed Brett D. Mayer and Scott Lambert to serve as Independent Directors of the Company.  Neither Mr. Mayer nor Mr. Lambert have entered into any transactions with us which would require disclosure under Item 404(a) of Regulation S-K (17 CFR 229.404(a)).  As compensation, both Mr. Mayer and Mr. Lambert shall receive options to purchase 1,000,000 shares of Company Stock under the Vision Industries Corp. Amended 2009 Non-Qualified Stock Option Plan.  Such fee may be adjusted from time to time as agreed by Messrs Mayer and Lambert and the Company.  And, Messrs Mayer and Lambert have acknowledged that they shall not be entitled to any other benefits or compensation from the Company for services provided

Table 3.0 Directors and Executive Officers

Name	Age	Position
Martin Schuermann	48	Secretary, Treasurer, CEO, & Director[1]
Jerome Torresyap	45	President[2]
Brett D. Mayer	49	Independent Director
Scott Lambert	55	Independent Director

1Mr. Schuermann was elected to the position of President and Director by the Board of Directors effective December 15, 2008.

2Mr. Schuermann resigned from and Mr. Torresyap was appointed to the position of President effective August 1, 2012.

Background of Executive Officers and Directors

Martin Schuermann has been Vision Industries Corp.'s Chief Executive Officer since December 15, 2008.   Mr. Schuermann brings with him a top level experience from a variety of industries.  Before joining Vision, Mr. Schuermann served as Chairman and CEO of IM-Internationalmedia AG and Intermedia Inc, a producer and distributor of such feature films as Terminator 3, Alexander, Basic Instinct 2, RV, One Missed Call and more than 40 other films. He also was a founding partner in LA based merchant bank EuroCapital Advisors.  Prior to this, Mr. Schuermann was Managing Director of CLT-UFA (US), Bertelsmann's US based TV and film arm.  Mr. Schuermann has served on several public company boards, including Intertainment AG, IM-Internationalmedia AG and Future Media Inc.

Jerome Torresyap brings over 10 years of experience in technology portfolio management and operational finance. He has brought two (2) software titles to the national retail shelves and ran the online marketing division for one of the largest off-deck mobile entertainment brands in the U.S., Mobile Sidewalk, for New Motion, Inc. (OTCBB: NWMO). After going public through a reverse merger and subsequent acquisition of a NASDAQ-listed company, he was promoted to head the Strategic Planning Group at Atrinsic Inc. (NASDAQ: ATRN). He was then given oversight over a $114MM operational budget governing the company's online, mobile and telecom assets. Mr. Torresyap received a BS in Chemistry from the University of Southern California and completed his studies at the Wharton Business School.

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

Quick Link to Table of Contents

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, we determined that Scott Lambert and Brett Mayer each failed to timely file a Form 3 or a Form 5 for the grant of 1,000,000 options to each of them on October 10, 2010, and the grant of 2,000,000 options to each of them on October 24, 2012; and Jerome Torresyap failed to timely file a Form 3 or Form 5 for the grant of 250,000 options on September 26, 2011 and grant of 2,000,000 options on August 1, 2012.  We believe that each of our beneficial owners of greater than 10% of our common stock complied during fiscal year 2012 with the reporting requirements of Section 16(a) of the Exchange Act.

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

Audit Committee

The Company’s Board of Directors has an Audit Committee, which is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent registered public accounting firm; (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal controls over financial reporting. In addition, the committee recommends to the Board of Directors the appointment of independent accountants and analyzes the reports and recommendations of such firm. The committee also prepares the Audit Committee report required by the rules of the Commission. During 2012, the Audit Committee consisted of Messrs. Mayer, and Lambert, each of whom was determined by the Board of Directors to be independent of the Company based on the NASDAQ Capital Market’s definition of “independence.” The Board of Directors has identified Mr. Mayer as the Audit Committee financial expert and determined that Mr. Mayer is independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

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

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer and our President, the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2012 and 2011, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2012 and 2011, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 4.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Schuermann, CEO, Director	2012	300,000	0	0	0	0	0	9,000	309,000
	2011	300,000	0	0	678,600	0	0	9,000	987,600
Jerome Torresyap, President	2012	120,000	0	0	65,800	0	0	0	185,800
	2011	120,000	0	0	43,350	0	0	0	163,350

1In 2011, Martin Schuermann was awarded 4,500,000 options to purchase stock at the option price of $0.21 per share and Jerome Torresyap (not an officer at the time) was awarded 250,000 options to purchase stock at the option price of $0.21 per share. In 2012, Jerome Torresyap (appointed President in August 2012) was awarded 2,000,000 options to purchase stock at the option price of $0.066 per share.

On December 15, 2008, the Company entered into executive employment agreement with Martin Schuermann. Pursuant to this Agreement, Martin Schuermann is employed as Chief Executive Officer of the Company. The base compensation is reviewed every two years and adjustments are made based upon performance.

On August 12, 2012, the Company entered into an executive employment agreement with Jerome Torresyap. Pursuant to this agreement Mr. Torresyap was employed as President of the Company. The base compensation is reviewed every two years and adjusted based upon performance.

The valuation of option awards issued to employees is calculated in accordance with SEC rules as the grant date fair value in accordance with FASB ASC 718.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2012:

Quick Link to Table of Contents

Table 5.0 Outstanding Equity Awards at December 31, 2012

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin Schuermann	4,500,000[1]	0	0	$1.00	1/8/2014	0	0	0	0
	8,000,000[2]	0	0	$0.54	11/5/2014	0	0	0	0
	1,500,000[3]	3,000,000	0	$0.21	6/5/2014	0	0	0	0
Jerome Torresyap	83,333[4]	166,667	0	$0.21	9/26/2016	0	0	0	0
	0[5]	2,000,000	0	$0.07	8/1/2017	0	0	0	0

1 On January 7, 2009, the Company awarded Mr. Schuermann 4,500,000 options which vest in three equal installments of 1,500,000 on January 8, 2010, January 8, 2011, and January 8, 2012.  The options expire on January 8, 2014.

2 On November 5, 2009, 2009, the Company awarded Mr. Schuermann an additional 8,000,000 options which vest in three installments as follows:  2,666,667 on November 5, 2010, 2,666,667 on November 5, 2011, and 2.666,666 on November 5, 2012.  The options expire on November 5, 2015.

[3] On June 5, 2011, the Company awarded Mr. Schuermann 4,500,000 options which vest in three equal installments of 1,500,000 on June 5, 2012, June 5, 2013 and June 5, 2014.  The options expire on June 5, 2016.

4 On September 26, 2011, the Company awarded Mr. Torresyap 250,000 options which vest in three equal installments of 83,333 on September 26, 2012, September 25, 2013 and September 26, 2014.  The options expire on September 26, 2016.

5On August 1, 2012 the Company awarded Mr. Torresyap 2,000,000 options which vest in two equal installments of 1,000,000 on August 1, 2013 and August 1, 2014.  The options expire on June 5, 2016.

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 6.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Schuermann	0	0	0[1]	0	0	0	0
Brett D. Mayer	0	0	220,800[2]	0	0	0	220,800
Scott Lambert	0	0	220,800[3]	0	0	0	220,800

[1]During the year ended December 31, 2012, Mr. Schuermann was not awarded any stock options.

[2]During the year ended December 31, 2012, Mr. Mayer was awarded 2,000,000 options to purchase stock at $0.13 per share on October 24, 2012, vesting in quarterly installments of 500,000 options beginning on January 8, 2013.

[3]During the year ended December 31, 2012, Mr. Lambert was awarded 2,000,000 options to purchase stock at $0.13 per share on October 24, 2012, vesting in quarterly installments of 500,000 options beginning on January 8, 2013.

The valuation of option awards issued to employees is calculated in accordance with SEC rules as the grant date fair value in accordance with FASB ASC 718.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2012, Martin Schuermann was an employee-officer of the Company and both Brett D. Mayer and Scott Lambert were not employee-officers of the Company.   Neither Mr. Mayer nor Mr. Lambert were formerly an officer of the Company and none of the Compensation Committee members had any disclosable transactions with related persons under Item 404 of Regulation S-K.  Board members participated in the consideration of the Director compensation.  At this time, the Compensation Committee does not have a charter.

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

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

o

Martin Schuermann, CEO, Director

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

Employment Agreements

Currently, we have an employment agreement with our Chief Executive Officer, Martin Schuermann.  A copy of the agreement may be found as an exhibit to the Company’s Report on Form 8-K, and amendments thereto, filed on December 29, 2008 and available on the SEC’s EDGAR database at www.sec.gov.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 7.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class[5]
Common Stock	Martin Schuermann 2230 E. Artesia Blvd Long Beach, CA 90805	15,765,000[1]	15.7%
Common Stock	Jerome Torresyap 2230 E. Artesia Blvd Long Beach, CA 90805	113,333[2]	0.1%
Common Stock	Brett D. Mayer 1801 Century Park East, 9th Floor Los Angeles, CA 90087	1,500,000[3]	1.5%
Common Stock	Scott Lambert 9575 Gloucester Dr. Beverly Hills, CA 91211	1,500,000[4]	1.5%
Common Stock	All Executive Officers and Directors as a Group	18,878,333	18.9%

[1] This number includes 4,166,667 options which vested in 2010, and 4,166,666 options which vested in 2011, and 5,666,666 which vested in 2012.

2   This number includes 83,333 options vested in 2012.

[3] This number includes 1,000,000 options which vested in 2012, and 500,000 options which will vest on January 8, 2013.

[4] This number includes 1,000,000 options which vested in 2012, and 500,000 options which will vest on January 8, 2013.

5 For purpose of calculating “Percent of Class,” the class total includes all stock issued and outstanding and all unexercised but exercisable options as of December 31, 2012.

The following table sets forth information concerning the 2009 Vision Industries Corp. Non-Qualified Stock Option Plan which was adopted by the Shareholders on January 8, 2009, and Amended on November 5, 2009.

Table 8.0 Stock Option and Warrants

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	25.325,000	$0.42	0

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2012, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

Quick Link to Table of Contents

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

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stock option holder of the Company:

•

Brett D. Mayer

•

Scott Lambert

In addition, based on such standards, the Board of Directors has determined that Mr. Martin Schuermann is not independent because Mr. Schuermann is the Chief Executive Officer of the Company.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to DKM, Certified Public Accountants. The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company. The following table sets forth the aggregate fees billed by Klein & Drake, CPAs.  for fiscal 2012 and 2011:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2012	$ 27,500	$ 0.0	$ 0.0	$ 0	$ 27,500
2011	$ 25,000	$ 0.0	$ 0.0	$ 0	$ 25,000

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of Vision Industries Corp. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2012 and December 31, 2011

•

Statements of Operations for the years ended December 31, 2012 and December 31, 2011

•

Statements of Stockholders’ Deficit for the years ended December 31, 2012 and December 31, 2011

•

Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

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
101

Financial statements from the annual report on Form 10-K of Vision Industries Corp. for the year ended December 31, 2011, filed on May 1, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith.

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: April 16, 2013	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VISION INDUSTRIES CORP.

Dated: April 16, 2013	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Director

Dated: April 16, 2013	/s/DAVID MORENO
David Moreno
Chief Financial Officer

Dated: April 16, 2013	/s/BRETT D. MAYER
Brett D. Mayer
Director

Dated: April 16, 2013	/s/SCOTT LAMBERT
Scott Lambert
Director

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vision Industries Corp.

We have audited the accompanying balance sheets of Vision Industries Corp. as of December 31, 2012 and 2011 and the related statements of income, stockholders’ deficit, and cash flows for each of the years then ended.  The management of Vision Industries Corp. is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Industries Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

f/k/a Drake & Klein CPAs

Clearwater, Florida

April 16, 2013

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

BALANCE SHEET

	December 31, 2012	December 31, 2011
	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,374	$3,480
Accounts Receivable	-	2,750
Inventory	75,086	211,564
Prepaid expenses	9,088	34,848
Trade deposits	29,259	-
Supply inventory	-	11,450
Total current assets	136,807	264,092

Property and equipment, net	317,615	203,418

Intangible assets, net	240,147	292,887

Other assets:
Deferred Loss	116,624	-
Employee advances	9,758	4,208
Security deposits	-	21,200
Total other assets	126,382	25,408

Total assets	$820,951	$785,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$652,241	$523,615
Current portion notes payable	730,684	318,500
Total current liabilities	1,355,925	842,115

Noncurrent liabilities:
Notes payable - noncurrent portion	185,446	1,100,000
Total noncurrent liabilities	185,446	1,100,000

Total liabilities	1,541,371	1,942,115

Stockholders' deficit:
Preferred stock,$.001 par value, 2,000,000 shares authorized	250	250
Common stock, $.001 par value 500,000,000 authorized, 82,946,546 and 46,159,016 issued and outstanding, respectively	82,946	46,159
Additional paid in capital	18,803,258	13,338,990
Deferred compensation	-	(217,500)
Accumulated deficit	(19,606,874)	(14,324,210)
Total stockholders' deficit	(720,420)	(1,156,311)

Total liabilities and stockholders' deficit	$820,951	$785,805

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF OPERATION

For the Years Ended

	December 31, 2012	December 31, 2011
	(Audited)	(Audited)

Revenue:
Sales	$26,545	$764,157
Total revenue	26,545	764,157

Direct Costs:
Purchases	-	306,622
Freight	-	-
Total Direct Costs	-	306,622

Profit	26,545	457,535

Operating expenses:
Research and development	13,197	111,012
General & administrative	1,123,153	1,531,944
Equity based compensation	3,935,156	4,996,182
Depreciation/amortization expense	117,814	140,696
Total operating expenses:	5,189,320	6,779,834

Loss before other income (expense)	(5,162,775)	(6,322,299)
Other income (expense):
Forgiveness of debt	-	36,000
Loss on sale of fixed assets	-	-
Franchise tax expense	-	-
Interest expense	(147,282)	(131,189)
Miscellaneous income	27,393	-
Loss on foreign currency translation		(26,696)
Total other income (expense)	(119,889)	(121,885)

Net loss before provision for income tax	(5,282,664)	(6,444,184)
Provision for income tax		-
Net loss	$(5,282,664)	$(6,444,184)
Loss per share: basic and diluted	$(0.09)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	57,497,030	38,904,093

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2012 and December 31, 2011

(Audited)

	Stock		Paid in	Deferred	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total

Balances at December 31, 2010	37,320,631	37,320	7,538,658	(360,188)	(7,880,026)	(664,236)

New shares for note conversion	7,726,293	7,728	882,756			890,484

New shares for non-cash	1,112,092	1,112	4,667,826	142,688		4,811,626

Net loss					(6,444,184)	(6,444,184)

Common shares	46,159,016	46,159

Preferred Shares issued	250,000	250	249,750			250,000

Balances at December 31, 2011	46,159,016	$46,159	$13,338,990	$(217,500)	$(14,324,210)	$(1,156,310)

New shares for note conversion	36,076,530	36,076	5,333,479			5,369,555

Shares subscribed	860,000	860	128,140			129,000

New shares for non-cash	250,000	250	2,250	217,500		220,000

Stock forfeitures	(396,000)	(396)	396

Net loss					(5,282,664)	(5,265,664)

Balances at December 31, 2012	82,949,546	$82,949	$18,803,255	0	$(19,606,874)	$(703,419)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

STATEMENT OF CASH FLOWS

For the Years Ended

		December 31, 2012	December 31, 2011
		(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(5,282,665)	$(6,444,184)

Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation		3,935,156	4,996,182
Depreciation and amortization		117,814	140,696
Forgiveness of debt		0	(36,000)
Adjustment to carrying value of fixed assets		82,272	-
Conversion of notes		-	225,634
Foreign exchange loss		-	26,695
Stock issuance in lieu of professional services		-	53,908
Cancellation of note derivatives		-	(210,104)
Changes in operating assets and liabilities:
Inventory		(68,524)	(211,564)
Accounts receivable		2,750	(2,750)
Other assets		33,375	(4,615)
Trade deposits		(29,250)	111,025
Prepaid expense		25,760	(8,790)
Accounts payable and accrued expense		(52,666)	173,696

Cash used by operating activities		(1,235,978)	(1,190,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-	-
Leaseback of fixed assets-capitalized		(285,000)	-

Cash used by investing activities		(285,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable		-	(400)
Notes receivable=sales=leaseback of fixed assets		285,000	-
Interest reduction -conversion of notes payable		153,698	-
Short term borrowings		910,684	318,500
Additional paid-in capital - conversion of notes		1,753,203	-
Conversion of notes payable		(1,598,500)	-

Issuance of common stock		36,787	234,482

Cash provided by financing activities		1,540,872	552,582

Net increase (decrease) in cash and cash equivalents		19,894	(637,589)

Cash and cash equivalents, beginning of period		3,480	641,069

Cash and cash equivalents, end of period		$23,374	$3,480

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest expense	$		$131,189
Issuance of common stock		-	8,838
Deferred compensation		-	142,688
Sales-Leaseback - Consideration		(285,000)	-
Sales-Leaseback - Sale of truck frame from inventory		216,452	-
Sales-Leaseback - Sale from fixed assets (netbook value)		208,714	-
Sales-Leaseback -Deferred Loss		(140,166)	-

See accompanying notes and accountant’s report

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

Note 1 Business Description

The Company was incorporated May 11, 2004 in the State of Florida with the intent of providing consulting services to the transportation industry.  In 2013 the company moved its headquarters to Long Beach, California, to concentrate on the development and production of zero-emission drivetrains for heavy duty vehicles.

Management’s immediate vision for the high performance hydrogen drive system is to provide a pollution free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the Ports of Long Beach and Los Angeles, California.

Vision has engaged in “well-to-wheel” national initiatives to deploy their zero-emission FCEVs in nonattainment areas, such as the Port of Houston and the twin Ports of Los Angles and Long Beach. Accompanying any regional fleet deployment are plans to build and operate a hydrogen fueling station, which Vision is actively funding with the assistance of government grants and traditional project financing.

Note 2  Significant Accounting Policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended December 31, 2012; (b) the financial position at December 31, 2012; and (c) cash flows for the year ended December 31, 2012, have been made.

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

Accounts Receivable and Allowance for Doubtful Accounts

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the years ended December 31, 2012 and December 31, 2011 were $768 and $3,324, respectively.

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

Stock-Based Compensation

All forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and amortized into expenses over the vesting period.

The Company records equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

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

Revenue Recognition

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

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

Note 3 Property and equipment

Property and equipment at December 31, 2012.and as of December 31, 2011 consist of the following:

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

Schedule of Property and Equipment

	December 31, 2012	December 31, 2011
Automobiles	$3,381	$11,238
Computers	10,407	5,139
Furniture and fixtures	1,550	1,550
Office equipment	1,000	1,000
Leased assets	285,000
Shop equipment	44,034	44,034
Production prototypes	73,240	526,753
Property and Equipment -- gross	418,612	589,714
Less accumulated depreciation	(100,997)	(386,296)
Property and Equipment -- net	$317,615	$203,418

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

Depreciation expense for the year ended December 31, 2012 and December 31, 2011 was $65,074 and $87,156 respectively.

Note 4 Intangibles

Intangible assets at December 31, 2012 and December 31, 2011 consist of the following:

Schedule of Intangible Assets

	December 31, 2012	December 31, 2011
Beginning Balance	$416,636	$415,836
Additions	-	0
Amortization	176,489	123,749
Impairment	-
Ending Balance	$240,147	$293.146

Amortization expense for the year ended December 31, 2012 and for the year ended December 31, 2011 was $52,740 and $53,281, respectively.

Impairment of Indefinite Lived Intangibles and Goodwill

As part of our annual impairment analysis, the carrying amount of the Company’s indefinite lived intangible assets was reviewed for impairment due to a change in estimates of future revenue streams or cash flows associated with the intellectual property acquired.

Note 5 Accrued expenses

Accounts payable and accrued expenses at December 31, 2012 and December 31, 2011 were $625,241 and $523,615, respectively and included operating expenses.  In 2012, the accrued expenses consist mainly of salary and payroll liabilities totaling $274,170.

Note 6 Income Tax

Provision (Benefit) for Income Taxes

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

	December 31, 2012	December 31, 2011
Expected statutory rate	(34.00%)	(34.00%)
State income tax rate, net of federal benefit	0.00%	0.00%
Permanent differences	0.70%	0.70%
Federal credits	0.00%	0.00%
Change in valuation allowance	38.3%	33.3%
Effective tax rate	0.00%	0.00%

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

In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates, recent organizational changes, its forecasts and projections. The Company therefore has recorded a valuation allowance for its net deferred tax assets as of December 31, 2012 and December 31, 2011.  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the valuation allowance.

The components of the Company's net deferred tax assets and liabilities as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred Tax Assets:
Accrued compensation	$51,313	$51,313
Derivative		(86,256)
Intangible assets
Equity compensation	1,698,702	1,698,702
Federal and state credits
Net operating loss carry-forwards	1,576,853	1,576,853
Subtotal	3,240,612	3,240,612
Less valuation allowance	3,211,642	(3,211,642)
Total deferred tax assets	28,970	28,970

Deferred Tax Liabilities:
Property, plant and equipment	28,970	28,970
Total deferred tax liabilities	28,970	28,970

Net Deferred Tax Asset	0	(0)

As a result of certain realization requirements of ASC Topic 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012 and 2011 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include net operating loss carry-forwards. Equity

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

will be increased by approximately $29,000 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

As of December 31, 2012 the Company has net operating loss and credit carry-forwards remaining from the following years:

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

The Company believes that it is reasonably possible that no change in unrecognized tax benefits may be necessary within the coming year.  As of December 31, 2012 the Company believed that it was reasonably possible that no change in unrecognized tax benefits would have occurred during the year ended December 31, 2012.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2012 the Company’s tax years for 2008, 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2012, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009.

Note 7 Stockholders’ equity

On December 31, 2011, there were 46,159,016 shares of common stock issued and outstanding.  There was no issuance of preferred stock during the first quarter, the common stock issues were:.

On January 5, 2012, 396,000 shares of common stock in the name of Donald & Catherine Hejmanowski were cancelled.

On March 3, 2012, the Company issued 860,000 shares of stock to VP Bank (Switzerland) pursuant to a subscription to purchase 860,000 units ($0.15 per unit); one unit equaled one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at $.20 per share for $129,000 USD. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering and pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933.

On or about April 27, 2012, Greenstreet Consulting Services LLC exercised a warrant to purchase 250,000 shares of common stock.  The Company issued 250,000  shares of restricted common stock subject to the restrictions of SEC Rule 144.

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

During the month of May 2012, pursuant to a Note Conversion Agreement, the Company converted $68,500 Asher Enterprises’ Promissory Note, plus accrued interest of $2,740 into 1,386,130 shares of common stock.

During the period from May 30, 2012 through June 18, 2012, the Company converted an 8% Convertible note in the amount of $50,000 into 1,537,171 shares.

On June 18, 2012, pursuant to a Note Conversion Agreement, the Company converted Juha Halttunen’ s 9% Promissory Note into 6,000,000 of  shares of common stock. The total amount due on the Note of $225,000 was converted at $0.0375 USD per share.

On June 22, 2012, pursuant to a Note Conversion Agreement, the Company converted QIF Malta 1 Ltd. 5% Promissory Note into 10,750,000 shares of common stock  The total amount due on the Note of $537,500.00 was converted at $0.05USD per share.

On June 22, 2012,pursuant to the terms of the 12% Convertible Promissory Note Due November 15, 2012, the lender, Novium Opportunity Umbrella SICAV PLC-Quality Investment Fund converted the $672,197.25 due on the loan into  13,443,945 shares of common stock.  Due to recent note conversions at conversion prices less than the $0.10 per share Conversion Price in the 12 % Convertible Note (e.g., Halttunen note converted at a conversion price of $0.0375 per share on June 18, 2012; QIF Malta 1 note converted at a conversion price of $0.05 per share on June 21, 2012), the Company and the Note holder agreed to change the Conversion Price under the Note to $0.05 per share, without any further consideration.

On November 19, 2012 through December 3, 2012 Asher Enterprises, Inc., converted $53,000 principal amount of its convertible note into 1,566,414 shares of common stock.

On December 31, 2012, there were 82,946,546 shares of common stock issued and outstanding and 250,000 shares of preferred stock issued and outstanding.

Note 8 Financing

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 10). The lease is payable in forty-eight (48) monthly installments of $7,932 starting on or about November 30, 2012.  The current portion of the lease liability is $95,184; the long term portion is $185,446.

Note 9 Commitment and contingencies

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

Minimum future lease payments obligation on the leased equipment mentioned above, as of December 31, 2012, is as follows:

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

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

Note 10 Notes Payable

Table below describes all current debentures and note payables as of December 31, 2012 and December 31, 2011:

Schedule of Debentures and Notes Payable

		Remaining years to Maturity	Interest Rate	Outstanding principal
	Issue Date			2012	2011
Current portion notes payable
Asher 3	11/17/2011	0			50,000
Asher 2	11/12/2011	0			68,500
Juha Halttunen	1/31/2011	0			200,000
Asher 4	2/01/2012		8%
Asher 5	5/14/2012		8%
Asher 6	6/26/2012		8%	32,500
TTSI	8/22/2012		8%	50,000
QIF Malta 1 Ltd	9/18/2012		8%	500,000
Asher 7	12/13/2012		8%	53,000
TTSI Lease	2/29/2012		15%	95,184
Total current portion notes payable				730,684	318,500

TTSI Lease	2/29/2012		15%	185,446
Quality Investment Fund	11/18/2010	0	12%		600,000
QIF Malta 1 Ltd	12/28/2010	0	5%		500,000
Total non-current portion notes payable				$ 185,446	$ 1,100,000

On February 1, 2012 the Company entered into a securities purchase agreement with Asher Enterprise, Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $32,500, convertible into shares of common stock.

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 9.) The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) starting on November 30, 2012. The current portion of the lease liability is $95,184; the long term portion is $185,446.

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

Note 11 Research and development costs

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

Note 12 Going concern issue

As of December 31, 2012, the Company has an accumulated deficit of ($19,589,874).  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 13 Subsequent events

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

To fund the build out of twenty-four (24) zero-emission demonstration trucks for the Department of Energy, the Company has entered into a Loan Agreement with a current shareholder and debt-holder, QIF Malta 1 Ltd for working capital to build the first four (4) units.

On September 12, 2012, we entered into an agreement with QIF Malta 1 Ltd. (“QIF”) to pay the principal sum of Five Hundred Thousand USD ($500,000) at a yearly rate of 8% simple interest due September 12, 2013, without a conversion feature. The Loan was scheduled to mature on September 12, 2013. Subsequently, on February 4, 2013, we entered into a new agreement to pay QIF the principal sum of $1,290,000 USD, PLUS the previous Loan amount of $500,000 USD, plus outstanding interest, pursuant to a new Loan Agreement (“New Loan”). The outstanding principal balance of the New Loan bears interest at the rate of eight percent (8%) per annum with interest accruing on the actual number of days elapsed based upon a 365-day year and did not specify a conversion feature, the total amount due of $1,790,000 USD, plus outstanding interest, is payable to QIF in three equal installments on October 31, 2013, November 30, 2013, and June 30, 2014. The New Loan also includes a non-dilution clause, applied to QIF and to five other entities that collectively hold a 57% majority interest in Vision.

Management has evaluated other events subsequent to the balance sheet date for the year ended December 31, 2011, through April 16th, 2012 and determined that there has not been any material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2011

(Audited)

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
101

Financial statements from the annual report on Form 10-K of Vision Industries Corp. for the year ended December 31, 2011, filed on May 1, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith