Form 10-Q
period 2013-03-31
VISION INDUSTRIES CORP
filed 2013-05-20
CIK 1405424

Quick Link to Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-146209

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2230 E. Artesia Blvd. , Long Beach, California 90805
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as May 16, 2013:  84,910,365

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

As of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$628,089	$23,374
Trade deposits	25,000	29,259
Advances	1,500	-
Inventory	75,380	75,086
Prepaid expenses	11,531	9,088
Supply inventory	3,264	-
Total current assets	719,764	136,807

Property and equipment, net	310,236	317,615

Intangible assets, net	227,562	240,147

Other assets:
Deferred loss	109,616	116,624
Employee advances	9,758	9,758
Security deposits & other	35,970	-
Total other assets	180,344	126,382

Total assets	$1,437,906	$820,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$576,147	$625,241
Current portion notes payable	1,393,517	730,684
Total current liabilities	1,969,664	1,355,925

Noncurrent Liabilities:
Notes payable - noncurrent portion	487,113	185,446
Total noncurrent liabilities	487,113	185,446

Total liabilities	2,456,777	1,541,371

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 issued and outstanding as of March 31, 2012, and December 31, 2011, respectively	250	250
Common stock, $.001 par value, 500,000,000 authorized 84,910,365 issued and outstanding as of March 31, 2013 and 82,946,546 as of December 31, 2012.	84,910	82,946
Additional paid in capital	19,638,845	18,803,258
Accumulated deficit	(20,742,876)	(19,608,874)
Total stockholders' deficit	(1,018,871)	(703,420)

Total liabilities and stockholders' deficit	$1,437,906	$820,951

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the three months ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Revenue:
Sales	$0	$10,500
Total revenue	0	10,500

Direct Costs	0	0

Net revenue		10,500

Operating expenses:
Research and development	296	1,713
General & administrative	344,372	265,040
Equity based compensation	743,574	1,088,169
Depreciation and amortization	29,974	23,768
Total operating expenses	1,118,216	1,378,690

Loss before other expense	(1,118,216)	(1,368,190)

Other income (expense)
Miscellaneous Income	15,337	20,522
Interest expense	(50,123)	(52,120)
Rental Income		1,200
Total other income (expense)	(34,786)	(30,398)

Net loss	$(1,153,002)	$(1,398,588)

Gain (Loss) per share: basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding: basic and diluted	59,052,655	38,916,448

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Vision Industries Corp.

Statements of Cash Flow

	For the three months ended
	March 31, 2013	March 31, 2012
	(Unaudited )	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,153,002)	$(1,398,588)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	743,574	1,088,169
Depreciation and amortization	29,974	23,768
Adjustment to carrying value of fixed assets		(82,272)
Stock Issuances in lieu-professional services	63,400	(826)
Changes in operating assets and liabilities:
Change in inventory	(3,558)	(53,004)
Note Receivable		58,145
Trade deposits	4,259	(2,220)
Advances	(1,500)
Prepaid expenses	(2,443)	(2,570)
Accounts payable and accrued expense	(32,052)	209,727
Cash used by operating activities	(351,348)	(159,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Leaseback of fixed assets- capitalized		(285,000)
Purchase of fixed assets	(3,003)
Security Deposits	(35,970)
Cash used by investing activities	(38,973)	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(54,964)
Note Receivable -Sale-Leaseback of fixed assets		285,000
Subscription agreement for stock and warrants		129,000
Borrowings	1,050,000	30,000
Cash provided by financing activities	995,036	444,000

Net decrease increase in cash and cash equivalents	604,715	(671)

Cash and cash equivalents, beginning of period	23,374	3,480

Cash and cash equivalents, end of period	$628,089	$2,809

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible note	$32,500	$464
Interest expense	$50,123	$(52,120)

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

March 31, 2013

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

Note 2  Significant Accounting Policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2013 and 2012; (b) the financial position at March 31, 2013; and (c) cash flows for the three months ended March 31, 2013 and 2012, have been made.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the three months ended March 31, 2013 and March 2012 were $25 and $235, respectively.

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

Quick Link to Table of Contents

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

Note 3 Inventories

Inventories consisted of the following as of March 31, 2013 and December 31, 2012:

Schedule of Inventory

	March 31, 2013 (Unaudited)	December 31, 2012
Raw Materials	$43,649	$43,433
Work in Process	31,731	31,653
Finished Goods	0	0
	$75,380	$75,086

Note 4 Property and equipment

Property and equipment as of March 31, 2013 and as of December 31, 2012 consist of the following:

Schedule of Property and Equipment

	March 31, 2013 (Unaudited)	December 31, 2012
Automobiles	$0	$3,381
Computers	8,950	10.407
Furniture and fixtures	2075	1,550
Office equipment	1,000	1,000
Leased assets	285,000	285,000
Shop equipment	47,970	44,034
Production prototypes	73,240	73,240
Property and Equipment -- gross	418,235	418,612
Less accumulated depreciation	(107,999)	(100,997)
Property and Equipment -- net	$310,236	$317,615

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

The Company has elected to capitalize the lease accordance with ASC 840, “Accounting for Leases.”

Depreciation expense for the three months ended March 31, 2013 was $17,389  which consisted of depreciation of property and equipment of $10,381 and depreciation of deferred loss on sale leaseback of $7,008 and.  Depreciation for March 31, 2012 was $10,383

Note 5 Intangibles

Intangible assets at March 31, 2013 and December 31, 2012 consist of the following:

Schedule of Intangible Assets

	March 31, 2013 (Unaudited)	December 31, 2012
Beginning Balance	$416,636	$416,636
Additions	-	-
Amortization	189,074	176,489
Impairment	-	-
Ending Balance	$227,582	$240,147

Amortization expense for the three months ended March 31, 2013 and March 31, 2012 was $12,585 and $13,385.

Note 6 Accrued expenses

Accounts payable and accrued expenses at March 31, 2013 and December 31, 2012 were $576,147 and $608,241, respectively and included operating expenses.  At March 31, 2013, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $348,975.

Note 7 Income Tax

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2011 the Company’s tax years for 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2012, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009.

Quick Link to Table of Contents

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of March 31, 2013, the Company notes that ASC 740-10 has had no material changes.

Note 8 Stockholders’ equity

On December 31, 2012, there were 82,946,546 shares of common stock issued and outstanding.  There was no issuance of preferred stock during the first quarter, the common stock issues were:

On January 3, 2013, Asher Enterprise exercised its conversion rights to 643,087 shares of common stock, pursuant to convertible note in the amount of $20,000.

On January 10, 2013, Asher Enterprise exercised its conversion rights to 420,732 shares of common stock, pursuant to convertible note in the amount of $12,500.

On February 4, 2013,  300,000 shares were issued to each of three individuals for payment in lieu for commission for the brokering of a loan facility arrangement with QIF, for a total of 900,000 shares of common stock.

Accordingly, on March 31, 2013, there were 84,910,365 shares of common stock issued and outstanding and 250,000  shares of preferred stock issued and outstanding.

Note 9 Commitment and contingencies

On June 6, 2012 the Company entered into a sublease agreement with Enova Systems. for its corporate office at 1560 W. 190th Street, Second floor, Torrance, CA 90501.  The sublease was on a month to month basis and ended January 31, 2013. The Company acquired temporary office space from Regus  Management Group on a month to month basis until March 31, 2013. The Company then entered into facility lease agreement for its current Headquarters and R&D facility in Long Beach, CA..

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 9.) The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) starting on November 30, 2012.

Minimum future lease payments obligation on the leased equipment mentioned above, as of March 31, 2013, is as follows

Schedule of Lease Payments on Lease Equipment

Year	Amount
2013	110,048
2014	95,184
2015	95,184
2016	78,962

Note 10 Notes Payable

Table below describes all current debentures and note payables as of March 31, 2013 and December 31, 2012:

Quick Link to Table of Contents

Schedule of Debentures and Notes Payable

		Interest Rate	Outstanding principal
	Issue Date		3/31/2013	12/31/2012
Current portion notes payable:
TTSI Lease	2/29/2012	15%	95,184	95,184
Asher 6	6/26/2012	8%		32,500
TTSI	8/22/2012	8%	50,000	50,000
QIF Malta 1 Ltd	9/12/2012	8%	500,000	500,000
Asher 7	12/13/2012	8%		53,000
Black Mountain Equities, Inc.	1/8/2013	8%	55,000
QIF Malta 1 Ltd	2/4/2013	8%	693,333
Total current portion notes payable			1,393,517	730,684

Non-current portion notes payable:
TTSI Lease	2/29/2012	15%	185,446	185,446
QIF Malta 1 Ltd	2/4/2013	8%	301,667
Total non-current portion notes payable			$487,113	$185,446

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California (see Note 9.) The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars (($7,932) starting on November 30, 2012. The current portion of the lease liability is $95,184; the long term portion is $185,446.

On August 22, 2012 the Company entered into a secured convertible promissory note for $50,000 with total Transportation Services (TTSI). The convertible note matures on August 22, 2013 and bears an interest rate of 8%. The note is collateralized by the Company’s Kenworth Series T800 Glider; and security interests in all copy rights and patents.

On September 12, 2012, the Company entered into a loan agreement with QIF Malta 1 Ltd in the amount of $500,000, bearing interest rate of 8% and maturing on September 12, 2013, without a conversion feature.

On January 8, 2013, the Company entered into a convertible loan arrangement with Black Mountain Equities, Inc. for $55,000, earning interest at the rate of 8% per annum.

On February 4, 2013, the Company entered into a new agreement with QIF Malta 1 Ltd., for a principal sum of $1,290,000 USD, PLUS the previous loan amount of $500,000 USD (of September 12, 2012 date), which included outstanding interest, pursuant to a new Loan Agreement (“New Loan”). The outstanding principal balance of the New Loan bears interest at the rate of eight percent (8%) per annum and does not specify a conversion feature. The total amount due of $1,790,000 USD, plus outstanding interest, is payable to QIF in three equal installments on October 31, 2013, November 30, 2013, and June 30, 2014. The New Loan also includes a non-dilution clause, applied to QIF and to five other entities that collectively hold a 57% majority interest in Vision. As of March 31, 2013, the Company has received $995,000 of the $1,290,000 loan amount, of which $693,333 is considered as current and $301,667 is long term.

Note 11 Research and Development Costs

The Company is currently developing several prototypes.  Some of them will have alternative uses as demonstration models, anticipated to be used at trade shows and marketing events.  Additionally, these prototypes are being developed from automobiles and trucks.  Successful testing of our modifications will result in a salable unit, retaining a future value.  Therefore we have capitalized our prototypes in property and equipment on our balance sheet.  See Note 4 for further discussion on the carrying value of these prototypes.

Note 12 Going Concern Issue

Quick Link to Table of Contents

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing.  As stated above, on January 30, 2013, the Company engaged Colebrooke Capital, Inc., to help the company secure financing of up to $5 million in connection with operational expansion and the execution of strategic initiatives.

Note 13 Subsequent Events

On April 1, 2013, the Company entered into a thirty-nine (39) month lease agreement with Gateway Pacific Properties, Inc., for its new and permanent corporate headquarters at 2230 E. Artesia Blvd., Long Beach CA 90805.  The combined office space and production facility is 21,087 Sq. Ft.  The rent is $4,850 per month for the first year; $9,991 for the second year; $10,291 for the third year; and $10,607 for the final three months of the lease term.

On May 10, 2013, the date of Vision Industries most recent shareholders meeting, the Board of Directors of the Company appointed Martin Schuermann, Brett D. Mayer and Scott Lambert to serve as Independent Directors of the Company.  Neither Mr. Schuermann, Mr. Mayer nor Mr. Lambert have entered into any transactions with us which would require disclosure under Item 404(a) of Regulation S-K (17 CFR 229.404(a)). All proposed amendments to the Company by-laws were passed.

Management has evaluated other events subsequent to the balance sheet date for the three months ended March 31, 2013, through May 15, 2013, and determined that there are no other material events that have occurred that would require adjustments to or disclosure in our Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

General

The company’s mission statement is to “develop zero-emission transportation solutions for the 21 st century. “ To achieve this mission, Vision has internally organized itself to focus on fuel cell vehicle technology and hydrogen fueling.

Since December 2008, the company has refocused its efforts in building Class 8 fuel cell electric vehicles (FCEV) used in drayage transportation.

In 2010, the US Department of Energy named Vision’s Class 8 on-road big rig, the Tyrano, and terminal tractor, the Zero-TT, as “alternative and advanced vehicles.” This timely recognition came in an era of increased federal and state-level zero- emission legislation and funding.  As part and parcel of the company’s rise in acceptance, the Vision Tyrano was introduced by then Governor Arnold Schwarzenegger, at the state capital event announcing his Hydrogen Highway initiative. Since then, the Vision brand has been synonymous with zero-emission drayage and cleantech transportation.

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

Quick Link to Table of Contents

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

Employees

As of March 31, 2013, there were seven (5) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officer/director who runs the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of March 31, 2013.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
March 31, 2013	0	$1,153,002	(1,153,002)
March 31, 2012	10,500	$1,409.088	(1,398,588)
December 31, 2012	26,545	$5,292,209	(5,265,664)
December 31, 2011	764,157	$7,208,341	(6,444,184)

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $628,089.

Results of Operations for the three months ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Three months ended
	March 31, 2013	March 31, 2012
	Unaudited	Unaudited	Change	%Change
Revenue	$0	$10,500	$(10,500)	-100%
Direct Costs	0	0	0	-100%
Net Revenue	0	10,500	(10,500)	-100%

Operating expenses:
Research and development	294	1,713	(1,419)	-83%
General & administrative	344,372	265,040	79,332	30%
Equity based compensation	743,574	1,088,169	(344,595)	-32%
Depreciation/amortization expense	29,976	23,768	6,208	26%
Total operating expenses	1,118,216	1,378,690	(260,474)	-19%

Loss before other income (expense)	(1,118,216)	(1,378,190)	249,974	-18%

Other income (expense):
Miscellaneous Income	15,337	20,522	(5,185)	-25%
Interest expense	(50,123)	(52,120)	1,997	-4%
Rental Income		1,200	(1,200)	-100%
Total other income (expense)	(34,786)	(30,398)	(4,388)	14%

Net Loss	$(1,153,002)	$(1,398,588)	$245,586	-18%

Revenues. We had no revenues for the three months ended March 31, 2013 which is a 100% decrease compared to $10,500 of revenues for the three months ended March 31, 2012.

Operating Expenses. Expenses decreased by $249,974 to $1,118,216 for the three months ended March 31, 2013 compared to 1,368,190 for March 31, 2012

Income (Loss) from Operations. For the three month periods ended March 31, 2013 and March 31, 2012, we incurred losses before other income and expenses of $1,118,216 and $1,368,190 respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. Net loss decreased from $1,398,558 for the three months ended March 31, 2012 to a net loss of $1,153,002 for the three months ended March 31, 2013. This decrease in loss is attributable to a decrease in equity based compensation.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2013, our Chief Executive Officer and Principal Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Vision / Russell Miller

As previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, on April 4, 2012, Mr. Russell Miller commenced litigation against the Company, Martin Schuermann (current Director and corporate secretary and treasurer of Vision), Lawrence Weisdorn, and Allan Legator (former officer of Vision), in the Superior Court of the State of California, County of Los Angeles (Case No. BC482212) alleging Breach of Contract, Wrongful Termination and other claims. On April 2, 2013, Mr. Miller and the Company, Martin Schuermann and Allan Legator entered into a Settlement Agreement and, on May 10, 2013, a request for Dismissal was filed by Mr. Miller’s attorneys.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of Vision Industries Corp.’s common stock without registration under the Securities Act of 1933during the three months ended March 31, 2013.

a)

On January 3, 2013, Asher Enterprise exercised its conversion rights to 643,087 shares of common stock, pursuant to convertible note in the amount of $20,000.

b)

On January 10, 2013, Asher Enterprise exercised its conversion rights to 420,732 shares of common stock, pursuant to convertible note in the amount of $12,500.

c)

On February 4, 2013, 300,000 shares were issued to each of three individuals for payment in lieu for commission for the brokering of a loan facility arrangement with QIF, for a total of 900,000 shares of common stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5

OTHER INFORMATION

(a)

None.

Quick Link to Table of Contents

(b)

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

3.4	Articles of Amendment to Articles of Incorporation Filed on March 31, 2009 as Exhibit 3(iv) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.5	Articles of Correction Filed on March 31, 2009 as Exhibit 3(v) to the registrant’s Annual Report on Form 10-K (File No. 333-146209) and incorporated herein by reference.
3.6	By-Laws Filed on September 20, 2007 as Exhibit 3(iv) to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
3.7	Articles of Amendment to Articles of Incorporation Filed on July 5, 2011, as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated June 30, 2011, and incorporated herein by reference.
3.8	Amended and Restated Bylaws Filed herewith
4	Form of Stock Subscription Agreement Filed on September20, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
10.1	Joseph Scutero Subscription Agreement Filed on May December 26, 2007 as Exhibit 10.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
99.11	Jerome Torresyap Employment Agreement Filed on August 2, 2012, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated August 1, 2012, and incorporated herein by reference.
99.12	QIF Malta 1 Ltd Loan Agreement February 4, 2013 Filed on February 12, 2013, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated February 4, 2013, and incorporated herein by reference.
101

Financial statements from the amended quarterly report on Form 10-Q of Vision Industries Corp. for the quarter ended March 31, 2013, filed on May 20, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated : May 20, 2013	/s/ JEROME TORRESYAP
Jerome Torresyap
President

Dated : May 20, 2013	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated : May 20, 2013	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer