Form 10-K/A
period 2012-12-31
VISION INDUSTRIES CORP
filed 2013-07-16
CIK 1405424

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

AMENDMENT EXPLANATORY NOTE

This amendment is being filed to correct a filing error which caused no Statement of Income Interactive Data File to be displayed. All information and data is unchanged.

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
31.1

Certification of Chief Executive Officer  filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on May 20,2013 as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

31.2

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on May 20,2013 as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on May 20,2013 as Exhibit 32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

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