Form 10-Q
period 2013-06-30
VISION INDUSTRIES CORP
filed 2013-08-19
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-53315

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2230 E. Artesia Blvd., Long Beach, CA 90805
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of August 19, 2013:  85,160,365

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

	June 30, 2013	December 31,2012
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$234,365	$23,374
Trade Deposits	25,000	29,259
Advances	1,500
Inventory	118,837	75,086
Prepaid expenses	39,874	9,088
Total current assets	419,576	136,807

Property and equipment, net	366,307	317,615

Intangible assets, net	214,977	240,147

Other assets:
Deferred loss	102,608	116624
Employee advances	9,758	9,758
Security deposits & other	35,970
Total other assets	148,336	126,382

Total assets	$1,149,196	$820,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$576,012	$625,241
Current portion notes payable	1,393,517	730,684
Total current liabilities	1,969,529	1,355,925

Noncurrent Liabilities:
Notes payable - noncurrent portion	782,113	185,446
Total noncurrent liabilities	782,113	185,446

Total liabilities	2,751,642	1,541,371

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	250	250
Common stock, $.001 par value, 500,000,000 authorized 85,160,365 issued and outstanding as of June 30, 2013, and 82,946,546 as of December 31, 2012, respectively	84,913	82,946
Additional paid in capital	20,456,785	18,803,258
Accumulated deficit	(22,144,644)	(19,606,874)
Total stockholders' deficit	(1,602,446)	(720,420)

Total liabilities and stockholders' deficit	$1,149,196	$820,951

See accompanying notes

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the six months ended		For the three months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$0	$10,500	$0	$0
Total revenue	0	10,500	0	0

Direct Costs

Gross profit	0	10,500	0	0

Operating expenses:
Research and development	2,629	3,923	2,455	2,210
General & administrative	673,079	490,135	310,783	226,916
Equity based compensation	1,546,242	2,133,038	802,668	1,044,869
Depreciation and amortization	70,332	47,536	40,356	23,768
Total operating expenses	2,292,282	2,674,632	1,156,262	1,297,763

Loss before other expense	(2,292,282)	(2,664,132)	(1,156,262)	(1,297,763)

Other income (expense)
Miscellaneous Income	30	20,522	119
Forgiveness of Debt	37,012	5,340	21,586	5,340
Legal Settlement	(185,000)		(185,000)
Interest expense	(97,409)	(84,573)	(47,287)	(32,453)
Rental Income		1,200
Total other income (expense)	(245,367)	(57,511)	(210,582)	(27,113)

Net loss	$(2,537,649)	$(2,721,643)	$(1,366,844)	$(1,324,876)

Gain (Loss) per share: basic and diluted	$(0.04)	$(0.06)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding: basic and diluted	59,628,431	42,367,539	59,341,479	43,685,772

See accompanying notes

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the six months ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,537,649)	$(2,721,643)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	1,546,242	2,133,038
Depreciation and amortization	70,330	47,536
Adjustment to carrying value of fixed assets		(82,272)
Stock Issuances in lieu of professional services	76,870
Changes in operating assets and liabilities:
Change in inventory	(43,751)	(52,072)
Change in Research and Development		(3,184)
Change in Employee Advances	(1,500)	(2,792)
Change in Note Receivable		227,240
Trade deposits	4,259
Change in Other assets		6,079
Prepaid expenses	(30,786)	(1,368)
Accounts payable and accrued expense	(49,218)	(41,065)
Cash used by operating activities	(965,203)	(490,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(79,836)
Security deposits	(35,970)
Leaseback of fixed assets- capitalized		(285,000)
Cash used by investing activities	(115,806)	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(53,000)
Note Receivable -Sale-Leaseback of fixed assets		285,000
Issuance of common stock		35,220
Interest reduction- conversion of notes payable		139,573
Additional paid in capital -conversion of notes		1,524,922
Conversion of notes payable		(1,418,500)
Subscription agreement for stock and warrants		129,000
Borrowings	1,345,000	112,500
Cash provided by financing activities	1,292,000	807,715

Net increase(decrease) in cash and cash equivalents	210,991	32,212

Cash and cash equivalents, beginning of period	23,374	3,480

Cash and cash equivalents, end of period	$234,365	$35,692

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	2,214
Paid in capital	32,737
Deferred compensation
Sales Leaseback - Consideration		(285,000)
Sales Leaseback – Sale of truck frame from inventory		216,452
Sales Leaseback – Sale from fixed assets (net of accumulated depreciation – $244,559)		208,714
Sales Leaseback – Deferred Loss		(140,166)
Interest expense	97,409	84,573

See accompanying notes

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Financial Statements

June 30, 2013

 (Unaudited)

Note 1

General background and business environment

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

As its modus operandi, Vision aims to target drayage trucking fleet operators who operate in the nation’s eight (8) largest deep-water ports (Los Angeles, Long Beach, Oakland, Seattle, Houston, Savanah, New York and New Jersey).  Fleets that operate at these locations usually have predetermined routes, travel less than 50-mile (from Port to rail yard or distribution center) and have a return to base duty-cycle.  Unique to those areas is an abundance of Hydrogen in the form of a pipeline or a nearby steam methane reformer (SMR) facility supporting a petro-chemical plant.

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

Quick Link to Table of Contents

Note 2

Significant Accounting Policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2013 and 2012; (b) the financial position at June 30, 2013; and (c) cash flows for the  six months ended June 30, 2013 and 2012, have been made.

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

Quick Link to Table of Contents

equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from five to seven years.

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the six months ended June 30, 2013 and June 30, 2012 were $684 and  $377 respectively.

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

Effects of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period.

Quick Link to Table of Contents

Note 3

Inventories

Inventories consisted of the following as of June 30, 2013 and December 31, 2012:

Schedule of Inventory

	June 30, 2013	December 31, 2012
Raw Materials	$60,894	$43,433
Work in Process	57,943	31,653
Finished Goods	0	0
	$118,837	$75,086

Note 4 Property and equipment

Property and equipment as of June 30, 2013 and as of December 31, 2012 consist of the following:

Schedule of Property and Equipment

	June 30, 2013	December 31, 2012
Automobiles	$0	$3,381
Computers & Software	33,335	10.407
Furniture and fixtures	3,986	1,550
Office equipment	1,000	1,000
Leased assets	285,000
Shop equipment	52,694	44,034
Leasehold	45,574
Production prototypes	73,480	73,240
Property and Equipment -- gross	495,069	418,612

Less accumulated depreciation	(128,762)	(100,997)
Property and Equipment -- net	$366,307	$317,615

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

Depreciation expense for the six months ended June 30, 2013 and June 30, 2012 was $45,162 and $20,766 respectively.

Note 5 Intangibles

Intangible assets at June 30, 2013 and December 31, 2012 consist of the following:

Schedule of Intangible Assets

	June 30, 2013	December 31, 2012
Beginning Balance	$416,636	$416,636
Additions	-	-
Amortization	(201,659)	176,489
Impairment	-	-
	$214,977	$240,147

Amortization expense for the six months ended June 30, 2013 and for the year ended December 31, 2012 was $25,170 and $26,770.

Note 6 Accrued expenses

Accounts payable and accrued expenses at June 30, 2013 and December 31, 2012 were $576,012 and $608,241, respectively and included operating expenses.  At June 30, 2013, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $411,062.

Note 7 Income Tax

Quick Link to Table of Contents

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2012 the Company’s tax years for 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of June 30, 2013, the Company notes that ASC 740-10 has had no material changes.

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

On February 4, 2013, 300,000 shares were issued to each of three individuals for payment in lieu for commission for the brokering of a loan facility arrangement with QIF, for a total of  shares of common stock.

On April 29, 2013, a total of 250,000 shares were issued to three individuals for payment for investment banking consultations.

Accordingly, on June 30, 2013, there were 85,160,365 shares of common stock issued and outstanding and 250,000  shares of preferred stock issued and outstanding.

Note 9 Commitment and contingencies

On April 1, 2013, the Company entered into a thirty-nine (39) month lease agreement with Gateway Pacific Properties, Inc., for its new and permanent corporate headquarters at 2230 E. Artesia Blvd., Long Beach CA 90805. The combined office space and production facility is 21,087 Sq. Ft. The rent is $4,850 per month for the first year; $9,991 for the second year; $10,291 for the third year; and $10,607 for the final three months of the lease term.  The minimum lease commitment as of June 30, 2013 was as follows:

Schedule of Lease Payments on Leased Property

Year	Amount
2013	43,650
2014	119,019
2015	122,610
2016	94,515

Quick Link to Table of Contents

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California. The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) starting on November 30, 2012.

Minimum future lease payments obligation on the leased equipment mentioned above, as of June 30, 2013, is as follows

Schedule of Lease Payments on Leased Equipment

Year	Amount
2013	110,048
2014	95,184
2015	95,184
2016	78,962

Note 10 Notes Payable

Table below describes all current debentures and note payables as of June 30, 2013 and December 31, 2012:

Schedule of Debentures and Notes Payable

			Outstanding principal
	Issue Date	Interest Rate	2013	2012
Current portion notes payable
TTSI Lease	2/29/2012	15%	95,184	95,184
Asher 6	6/26/2012	8%		32,500
TTSI	8/22/2012	8%	50,000	50,000
QIF Malta 1 Ltd	9/12/2012	8%	500,000	500,000
Asher 7	12/13/2012	8%		53,000
Black Mountain Equities, Inc.	1/8/2013	8%	55,000
QIF Malta 1 Ltd	2/4/2013	8%	693,333
Total current portion notes payable			1,393,517	730,684

TTSI Lease	2/29/2012	15%	185,446	185,446
QIF Malta 1 Ltd	2/4/2013	8%	596,667
Total non-current portion notes payable			$782,113	$185,446

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

Quick Link to Table of Contents

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

On February 4, 2013, the Company entered into a new agreement with QIF Malta 1 Ltd., for a principal sum of $1,290,000 USD, PLUS the previous loan amount of $500,000 USD (of September 12, 2012 date), which included outstanding interest, pursuant to a new Loan Agreement (“New Loan”). The outstanding principal balance of the New Loan bears interest at the rate of eight percent (8%) per annum and does not specify a conversion feature. The total amount due of $1,790,000 USD, plus outstanding interest, is payable to QIF in three equal installments on October 31, 2013, November 30, 2013, and June 30, 2014. The New Loan also includes a non-dilution clause, applied to QIF and to five other entities that collectively hold a 57% majority interest in Vision. As of June 30, 2013, the Company has received $1,290,000 of the loan amount, of which $693,333 is considered as current and $596,667 is long term.

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

Note 12 Going Concern Issue

The Company’s cash and available credit are not sufficient to support its operations for the next year.  Accordingly, management needs to seek additional financing. On January 29, 2013, the Company entered into an engagement agreement with investment bankers, Colebrooke Capital, Inc., to serve as its strategic and financial advisor.  Colebrooke, as advisor, was brought on to assist the Company with its objective of securing financing of up to $5 million in connection with operational expansion and strategic initiatives.

As of June 30, 2013, the Company has an accumulated deficit of $22,144,644.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 13 Subsequent Events

On July 31, 2013, Vision restarted its joint development project with the Balqon Corporation to prototype its hydrogen fuel cell electric terminal tractor, the Zero-TT.  Due to key personnel changes at Balqon, the development of the prototype has been delayed.  Under the joint development agreement, Balqon is to electrify the terminal tractor with Vision providing the fuel cell capabilities for an extended the duty-cycle.  The electrification stage of the Zero-TT project is expected to finish in late 2013. The terminal tractor will be built on a Kalmar Ottawa chassis, provided by Cargotec USA, a joint development partner in the Zero-TT project. Cargotec is the largest global manufacturer of terminal tractors.

Quick Link to Table of Contents

Management has evaluated events subsequent to the balance sheet date for the six months ended June 30, 2013, through August 14, 2013, and determined that there is no material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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

Use of US GAAP Financial Measures

We use US GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis and Results of Operation.” All of the US GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Vision enters 2013 with a roadmap to strategically move the company from R&D to full-commercialization.   The kickoff event is the execution of two (2) U.S. Department of Energy Zero-Emission Cargo Transportation (ZECT) grants.  The U.S. Department of Energy (DOE) grants calls for the deployment of a fleet of four (4) Tyrano Class 8 trucks in drayage operations at the twin Ports of Los Angeles & Long Beach and a fleet of twenty (20) Tyrano Class 8 trucks at the Port of Houston for a period of two (2) years.  Both grants are cost-shares between the DOE and the primary recipient.

The California-based DOE grant will be administered by the South Coast Air Quality Management District, where Vision is the primary recipient of the grant.  Total Transportation Services, Inc. (TTSI), Vision’s launch customer, will be test drivers during the duration of the grant.  Upon the completion of the demonstration, the vehicles will be the property of Vision.

The Texas-based DOE grant will be administered by the Houston-Galveston Area Council, where Total Transportation Services, Inc., is the primary recipient of the grant.  Vision, a sub-recipient of the grant, will receive a purchase order from TTSI for the DOE funded trucks.

Contract negotiations are underway with both administrative agencies.

In an effort to offset the cost of building a hydrogen fueling station near the Port of Houston, Vision applied for a $3MM Federal Highway Administration (FHWA) equipment and facilities grant through the Congestion Mitigation and Air Quality (CMAQ) Improvement Program on October 9, 2012.  The grant award remains pending, as Vision goes through the qualification process.

Vision will use the DOE funded fleets to fine-tune the designs, components, control strategy and general safety of its 3rd Generation Tyrano model, otherwise called the commercial build.

Quick Link to Table of Contents

On April 1, 2013, Vision moved its headquarters and manufacturing facility to a 21,087 Sq. Ft. building in the City of Long Beach, California, in preparation for the DOE grants and the expected execution of the TTSI 100-FCEV purchase order.  The initiation of the TTSI purchase order is expected to take place sometime after the delivery of the last DOE funded truck.

Io April 2013, Vision was approached by the U.S. Department of Transportation (DOT) to help develop the federal safety standards for heavy-duty hydrogen fuel cell electric vehicles.  With the Tyrano, the only fuel cell electric vehicle of its kind, Vision was asked to contribute its emergency shut-off procedures and schematic diagrams showcasing high-voltage areas and cut-zones.  On July 25, 2013, the efforts culminated into the first federally-directed training course aimed to educate first-responders, emergency response teams, and fire departments on proper handling of fuel cell electric vehicles. The event was held at the Long Beach City College, in Long Beach, California.  The training materials and course format commissioned by the DOT is expected to roll-out nationally in late 2013.

Employees

As of June 30, 2013, there were five (6) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officers who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of June 30, 2013.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
June 30, 2013	$ 0	$2,537,649	($2,537,649)
June 30, 2012	$10,500	$2,732,143	($2,721,463)
December 31, 2012	$26,545	$5,292,209	($5,265,664)
December 31, 2011	$764,157	$7,208,341	($6,444,184)

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $234,365.

Results of Operations for the six months ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	Six months ended
	June 30, 2013	June 30, 2012
	Unaudited	Unaudited		Change	%Change
Revenue	$0	$10,500		$(10,500)	-100.00%
Direct Costs	0	0		0	-100.00%
Net Revenue	0	10,500		(10,500)	-100.00%

Operating expenses:
Research and development	2,629	3,923		(1,294)	-32.98%
General & administrative	673,079	490,135		182,944	37.33%
Equity based compensation	1,546,242	2,133,038		(586,796)	-27.51%
Depreciation/amortization expense	70,332	47,536		22,796	47.96%
Total operating expenses	2,292,282	2,674,632		(382,,350)	-14.30%

Loss before other income (expense)	(2,274,282)	(2,664,132)		371,850	-13.96%

Other income (expense):
Miscellaneous Income	30	20,522		(20,492)	100.00%
Settlement of debt	37,012			37,012	100.00%
Interest Income	0	5,340		(5,340)	100.00%
Legal settlement	(185,000)				100.00%
Interest expense	(97,409)	(84,573)		(12,836)	15.18%
Rent income		1,200		(1,200)	100.00%
Total other income (expense)	(245,367)	(57,511)		187,856	326.64%

Net Loss	$(2,537,649)	$(2,721,643)		$183,994	-6.76%
Loss per share: basic and diluted	$(0.04)	(0.04)	$
Weighted average number of common shares outstanding: basic and diluted	59,628,431	42,367,530

Revenues. We had no revenues in  the six months ended June 30, 2013 which is a 100% decrease compared to $10,500 of revenues for the six months ended June 30, 2012.  These revenues over the first six months of 2012 represent our consulting arrangements.

Quick Link to Table of Contents

We believe that capital will be available through private investors and we can take advantage of the new Clean Truck Program at the Ports of Long Beach and Los Angeles, California to generate revenue.  We are also in the process of qualifying our trucks for potential State and Federal subsidy programs.

Operating Expenses. Expenses decreased by $382,350 to $2,292, 282, for the six months ended June 30, 2013 compared to 2,674,632 for June 30, 2012

Income (Loss) from Operations. For the six month periods ended June 30, 2013 and June 30, 2012, we incurred losses before other income and expenses of $2,292,282 and $2,664,132 respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Net Loss. As a result of the factors described above, net loss decreased from $2,721,643 for the six months ended June 30, 2012 to a net loss of $2,537,649 for the six months ended June 30, 2013.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the six months ended June 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Vision / Russell Miller

As previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, on April 4, 2012, Mr.

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

Set forth below is information regarding the issuance and sales of Vision Industries Corp.’s common stock without registration under the Securities Act of 1933 during the six months ended June 30, 2013.

a)

On January 3, 2013, Asher Enterprise exercised its conversion rights to 643,087 shares of common stock, pursuant to a convertible note in the amount of $20,000.

b)

On January 10, 2013, Asher Enterprise exercised its conversion rights to 420,732 shares of common stock, pursuant to convertible note in the amount of $12,500.

c)

On February 4, 2013, 300,000 shares were issued to each of three individuals for payment in lieu for commission for the brokering of a loan facility arrangement with QIF, for a total of 900,000 shares of common stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5

OTHER INFORMATION

On April 11 2013, Vision Industries was officially notified by the Texas Commission on Environmental Quality (TCEQ) that it had been awarded a $500,000 hydrogen fueling equipment grant through the Alternative Fueling Facility Program (AFFP) from the State of Texas.  This grant was applied for by Vision in the summer of 2012 to help offset the cost of building a hydrogen fueling station near the Port of Houston.  The timing of the hydrogen fueling station construction coincides with the initial 20-Tyrano truck deployment under the Department of Energy Zero Emission Cargo Transportation grant.  Due to delays and circumstances beyond the Company’s control, Vision was not able to execute certain key requirements of the AFFP grant, therefore the grant was rescinded on June 3, 2013.  Vision intends to reapply for the grant in the next funding-window scheduled for the 4th Quarter of 2013.

In a similar effort to offset the cost of building a hydrogen fueling station near the Port of Houston, Vision applied for a $3MM Federal Highway Administration (FHWA) equipment and facilities grant through the Congestion Mitigation and Air Quality (CMAQ) Improvement Program on October 9, 2012.  The grant award is currently pending, as Vision goes through the qualification process.

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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
99.11	Jerome Torresyap Employment Agreement Filed on August 2, 2012, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated August 1, 2012, and incorporated herein by reference
99.12	QIF Malta 1 Ltd Loan Agreement February 4, 2013 Filed on February 12, 2013, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated February 4, 2013, and incorporated herein by reference
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

VISION INDUSTRIES CORP.

Dated August 19, 2013	/s/ JEROME TORRESYAP
Jerome Torresyap
President

Dated August 19, 2013	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated: August 19, 2013	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer