Form 10-Q/A
period 2013-06-30
VISION INDUSTRIES CORP
filed 2013-08-23
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of August 22, 2013:  85,160,365

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities Exchange Commission on August 19, 2013 (the “Form 10-Q”), is to include a subsequent event, which was inadvertently omitted from the Notes to the Financial Statements.  This amendment speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Note 2

Significant Accounting Policies

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

Note 5 Intangibles

Intangible assets at June 30, 2013 and December 31, 2012 consist of the following:

Schedule of Intangible Assets

	June 30, 2013	December 31, 2012
Beginning Balance	$416,636	$416,636
Additions	-	-
Amortization	(201,659)	176,489
Impairment	-	-
	$214,977	$240,147

Quick Link to Table of Contents

Amortization expense for the six months ended June 30, 2013 and for the year ended June 30, 2012 was $25,170 and $26,770.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

On July 8, 2013, the Company entered into Convertible Promissory Note arrangement with Tangiers Investment Group, LLC for the principal sum of Fifty Two Thousand Five Hundred Dollars ($52,500.00) together with all accrued but unpaid interest thereon. Interest on the unpaid principal balance will accrue at the rate of 10% per annum from the date of original issuance until the same becomes due and payable on July 8, 2014, or such earlier date upon acceleration or by conversion or redemption in accordance with the terms of the agreement.

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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Previously filed on August 19, 2013.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Previously filed on August 19, 2013.
32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Previously filed on August 19, 2013.

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

VISION INDUSTRIES CORP.

Dated August 22, 2013	/s/ JEROME TORRESYAP
Jerome Torresyap
President

Dated August 22, 2013	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated: August 22, 2013	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer