Form 10-Q
period 2013-09-30
VISION INDUSTRIES CORP
filed 2013-11-14
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2013:  85,160,365

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Balance Sheet

	September 30 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$45,862	$23,374
Advances	1,500	-
Inventory	237,153	75,086
Prepaid expenses	25,024	9,088
Trade Deposits	25,957	29,259
Total current assets	335,496	136,807

Property and equipment, net	353,976	317,615

Intangible assets, net	232,171	240,147

Other assets:
Deferred loss	95,600	116,624
Employee advances	9,758	9,758
Security deposits & other	35,970	-
Total other assets	141,328	126,382

Total assets	$1,062,971	$820,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$582,167	$625,241
Current portion of lease liability	95,184	-
Current portion notes payable	1,243,333	730,684
Total current liabilities	1,920,684	1,355,925

Noncurrent Liabilities:
Lease Liability	185,446	-
Notes payable - noncurrent portion	786,667	185,446
Total noncurrent liabilities	972,113	185,446

Total liabilities	2,892,797	1,541,371

Stockholders' deficit:
Preferred stock, $.001 par value, 2,000,000 authorized, 250,000 issued and outstanding as of September 30, 2013, and December 31, 2012, respectively	250	250
Common stock, $.001 par value, 500,000,000 authorized 85,160,365 issued and outstanding as of September 30, 2013, and 82,946,546 as of December 31, 2012, respectively	85,160	82,949
Additional paid in capital	21,826,660	18,803,255
Deferred compensation	-	-
Accumulated deficit	(23,741,896)	(19,606,874)
Total stockholders' deficit	(1,829,826)	(720,420)
Total liabilities and stockholders' deficit	$1,062,971	$820,951

See accompanying notes

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Operations

	For the nine months ended		For the three months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	$-	$26,545	$-	$16,045
Total revenue	-	26,545	-	16,045

Direct Costs	-	-	-	-

Gross profit	-	26,545	-	16,045

Operating expenses:
Research and development	7,999	5,012	5,329	1,088
General & administrative	958,489	838,058	302,222	343,874
Equity based compensation	2,899,713	3,177,907	1,353,721	1,044,869
Depreciation and amortization	94,838	82,985	24,506	35,449
Total operating expenses	3,961,039	4,103,962	1,685,778	1,425,280

Loss before other expense	(3,961,039)	(4,077,417)	(1,685,778)	(1,409,235)

Other income (expense)
Miscellaneous Income	129,830	20,522	129,799	385
Forgiveness of Debt	37,012	5,725	-	-
Legal - Settlement	(185,000)	-	-	-
Miscellaneous Expense	-	(555)	-	-
Interest expense	(155,825)	(85,873)	(58,417)	(1,300)
Rental Income	-	1,200	-	-
Total other income (expense)	(173,983)	(58,981)	71,382	(915)

Net loss	$(4,135,022)	$(4,136,398)	$(1,614,396)	$(1,410,150)

Gain (Loss) per share: basic and diluted	$(0.05)	$(0.08)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding: basic and diluted	84,984,026	51,870,217	85,160,546	52,386,355

See accompanying notes

Quick Link to Table of Contents

Vision Industries Corp.

Statement of Cash Flows

	For the nine months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,135,022)	$(4,136,398)

Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Stock-based compensation	2,899,963	3,177,907
Depreciation and amortization	94,838	82,985
Adjustment to carrying value of fixed assets	-	(82,272)
Inventory Revaluation	(115,743)	-
Revaluation of Intangible Assets	(13,931)	-
Stock Issuances in lieu of professional services	97,100	-
Changes in operating assets and liabilities:
Change in inventory	(46,324)	(81,749)
Change in Accounts receivables	-	(4,250)
Change in Employee Advances	(1,500)	4,208
Change in Note Receivable	-	285,000
Trade deposits	3,302	-
Change in Other assets	28,552	3,704
Prepaid expenses	(15,935)	12,687
Accounts payable and accrued expense	(43,074)	(90,294)
Cash used by operating activities	(1,247,774)	(828,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(88,268)	-
Security Deposits	(35,970)	-
Leaseback of fixed assets- capitalized	-	(285,000)
Cash used by investing activities	(124,238)	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal reduction- notes payable	(140,500)	-
Note Receivable -Sale-Leaseback of fixed assets	-	285,000
Issuance of common stock	-	35,220
Interest reduction- conversion of notes payable	-	139,572
Additional paid in capital -conversion of notes	-	1,696,101
Conversion of notes payable	-	(1,458,500)
Borrowings	1,535,000	662,500
Cash provided by financing activities	1,394,500	1,359,893

Net increase(decrease) in cash and cash equivalents	22,488	246,421

Cash and cash equivalents, beginning of period	23,374	3,480

Cash and cash equivalents, end of period	$45,862	$249,901

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	$2,214	$-
Sales Leaseback - Consideration	-	(285,000)
Sales Leaseback – Sale of truck frame from inventory	-	216,452
Sales Leaseback – Sale from fixed assets (net of accumulated depreciation - $244,559)	-	208,714
Sales Leaseback – Deferred Loss	-	(140,166)
Interest expense	$155,825	$85,873

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

Note 2

Significant Accounting Policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of

Quick Link to Table of Contents

(a) the result of operations for the three and nine months ended September 30, 2013 and 2012; (b) the financial position at September 30, 2013; and (c) cash flows for the  nine months ended September 30, 2013 and 2012, have been made.

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising

Quick Link to Table of Contents

expenses for the nine months ended September 30, 2013 and September 30, 2012 were $170 and $377 respectively.

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

Quick Link to Table of Contents

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

Note 3

Inventories

Inventories consisted of the following as of September 30, 2013 and December 31, 2012:

Schedule of Inventory

	September 30, 2013	December 31, 2012
Raw Materials	$163,659	$43,433
Work in Process	73,943	31,653
Finished Goods	0	0
	$237,152	$75,086

Inventory of raw materials was revalued by approximately $115,743. This represents found raw materials that were previously stored off-site

Note 4 Property and equipment

Property and equipment as of September 30, 2013 and as of December 31, 2012 consist of the following:

Quick Link to Table of Contents

Schedule of Property and Equipment

	September 30, 2013	December 31, 2012
Automobiles	$-	$3,381
Computers and Software	39,065	10,407
Furniture and fixtures	3,986	1,550
Office equipment	1,000	1,000
Leased assets	285,000	285000
Leasehold Improvements	45,574	-
Shop equipment	55,636	44,034
Production prototypes	73,240	73,240
	503,501	418,612
Less accumulated depreciation	(149,525)	(100,997)
	$353,976	$317,615

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

Depreciation expense for the nine months ended September 30, 2013 and September 30, 2012$86,862 and $42,830 respectively.  Included the September 30, 2013 depreciation is pro rata recognition of deferred loss on a sales/leaseback arrangement with Total Transportation Services, Inc., mentioned in note 9, – in the amount of $38,334.

Note 5 Intangibles

Intangible assets at September 30, 2013 and December 31, 2012 consist of the following:

Schedule of Intangible Assets

	September 30, 2013	December 31, 2012
Beginning Balance	$416,636	$416,636
Additions	-	-
Amortization	(184,465)	(176,489)
Impairment	-	-
	$232,171	$240,147

Amortization expense for the nine months ended September 30, 2013 and for the year ended September 30, 2012 was $7,976 and $40,155 , respectively.

Note 6 Accrued expenses

Accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 were $582,167 and $625,241, respectively and included operating expenses.  At September 30, 2013, the accrued expenses consist mainly of salary, payroll liabilities and accrued interest expense totaling $411,062.

Note 7 Income Tax

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2012 the Company’s tax years for 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of December 31,

Quick Link to Table of Contents

2011, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of September 30, 2013, the Company notes that ASC 740-10 has had no material changes.

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

Accordingly, on September 30, 2013, there were 85,160,365 shares of common stock issued and outstanding and 250,000  shares of preferred stock issued and outstanding.

Note 9 Commitment and contingencies

On April 1, 2013, the Company entered into a thirty-nine (39) month lease agreement with Gateway Pacific Properties, Inc., for its new and permanent corporate headquarters at 2230 E. Artesia Blvd., Long Beach CA 90805. The combined office space and production facility is 21,087 Sq. Ft. The rent was $4,850 per month for the first 6 monhs; $9,991 for the second year; $10,291 for the third year; and $10,607 for the final three months of the lease term.  The minimum lease commitment as of September 30, 2013 was as follows:

Schedule of Lease Payments on Leased Property

Year	Amount
2013	29,973
2014	119,019
2015	122,610
2016	94,515

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California. The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) starting on November 30, 2012.

Quick Link to Table of Contents

Minimum future lease payments obligation on the leased equipment mentioned above, as of September 30, 2013, is as follows:

Schedule of Lease Payments on Leased Equipment

Year	Amount
2013	110,048
2014	95,184
2015	95,184
2016	78,962

Note 10 Notes Payable

Table below describes all current debentures and note payables as of June 30, 2013 and December 31, 2012:

Schedule of Debentures and Notes Payable

			Outstanding principal
	Issue Date	Interest Rate	2013	2012
Current portion notes payable
TTSI Lease	2/29/2012	15%	95,184	95,184
Asher 6	6/26/2012	8%		32,500
TTSI	8/22/2012	8%	50,000	50,000
QIF Malta 1 Ltd	9/12/2012	8%	500,000	500,000
Asher 7	12/13/2012	8%		53,000
QIF Malta 1 Ltd	2/4/2013	8%	693,333
Total current portion notes payable			1,338,517	730,684

TTSI Lease	2/29/2012	15%	185,446	185,446
Tangiers Investment	7/11/2013	10%	50,000
Tangiers Investment	8/26/2013	10%	50,000
Asher #8	9/10/2013	8%	90,000
QIF Malta 1 Ltd	2/4/2013	8%	596,667
Total non-current portion notes payable			$972,113	$185,446

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

Quick Link to Table of Contents

On January 8, 2013, the Company entered into a convertible loan arrangement with Black Mountain Equities, Inc. for $55,000, earning interest at the rate of 8% per annum.

On February 4, 2013, the Company entered into a new agreement with QIF Malta 1 Ltd., for a principal sum of $1,290,000 USD, PLUS the previous loan amount of $500,000 USD (of September 12, 2012 date), which included outstanding interest, pursuant to a new Loan Agreement (“New Loan”). The outstanding principal balance of the New Loan bears interest at the rate of eight percent (8%) per annum and does not specify a conversion feature. The total amount due of $1,790,000 USD, plus outstanding interest, is payable to QIF in three equal installments on October 31, 2013, November 30, 2013, and June 30, 2014. The New Loan also includes a non-dilution clause, applied to QIF and to five other entities that collectively hold a 57% majority interest in Vision. As of September 30, 2013, the Company has received $1,290,000 of the loan amount, of which $693,333 is considered as current and $596,667 is long term.

On July11, 2013, the Company executed a 10% convertible promissory note with Tangiers Investor Group, LLC in the principal amount of $52,500 due July 14, 2014.

On August 26, 2013, the Company entered into a convertible loan agreement with Tangiers Investor Group, LLC in the amount of $52,500, bearing interest rate of 10% and maturing on August 14, 2014.

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

As of September 30, 2013, the Company has an accumulated deficit of ($23,741,896).  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 13 Subsequent Events

Management has evaluated events subsequent to the balance sheet date for the nine months ended September 30, 2013, through November 14, 2013, and determined that there is no material events that have occurred that would require adjustments to or disclosure in our Consolidated Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

On November 13, 2013, the Company issued a press release announcing that it has executed a final contract with South Coast

Quick Link to Table of Contents

Air Quality Management District (SCAQMD) for a "Zero Emission Cargo Transportation" demonstration, partially funded through a US Department of Energy Grant in the amount of $958,120.

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

The California-based DOE grant will be administered by the South Coast Air Quality Management District, where Vision is the primary recipient of the grant.  Total Transportation Services, Inc. (TTSI), Vision’s launch customer, will be the test drivers for the duration of the grant.  Upon the completion of the demonstration, the vehicles will be the property of Vision.

The Texas-based DOE grant will be administered by the Houston-Galveston Area Council, where Total Transportation Services, Inc., is the primary recipient of the grant.  Vision, a sub-recipient of the grant, will receive a purchase order from TTSI for the DOE funded trucks.

Contract negotiations are still on-going with both administrative agencies.  In the meantime, Vision has been actively working to assemble and complete crucial technology validation requirements, which are part and parcel of the Scope of Work for the Los Angeles-based grant.

As previously mentioned in last quarter’s 10-Q filing, Vision will use the DOE funded fleets to fine-tune the designs, components, control strategy and general safety of its 3rd Generation Tyrano model, otherwise called the commercial build.

In order to fund the company’s cost-share, Vision is actively working with its Swiss Institutional Investors and other domestic and international investment groups on a variety of deal structures that is both attractive (to institutions) and least-dilutive to its current

Quick Link to Table of Contents

shareholder base.  Due to its current market capitalization, Vision is somewhat restricted on the amount of equity financing that it can arrange.

In the 3rd Quarter of 2013, Vision has also continued its joint-development collaboration with Balqon Corporation (OTCBB: BLQN) and Cargotec USA, to develop the world’s first fuel cell electric (FCE) Terminal Tractor, the Zero-TT.  The FCE Zero-TT will be built on Cargotec’s Kalmar Ottawa 4x2 chassis (110” wheelbase), made electric by Balqon, and then upgraded with Vision’s fuel cell technology for its range extension capabilities.  At its current pace, Vision is looking forward to having a working prototype in the 2nd or 3rd Quarter of 2014.

Employees

As of September 30, 2013, there were six (6) full time employees and two (2) consultants at Vision Industries Corp.  This includes the officers who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of September 30, 2013.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
September 30, 2013	0	$4,135,022	($4,135,022)
September 30, 2012	$26,450	$4,162,943	($4,136,398)
December 31, 2012	$26,545	$5,292,209	($5,265,664)
December 31, 2011	$764,157	$7,208,341	($6,444,184)

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $45,862

Results of Operations for the nine months ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Operations

	September 30, 2013	September 30, 2012
	Unaudited	Unaudited	Change	%Change
Revenue	$0	$26,545	$(26,545)	-100.00%
Direct Costs	0	0	0	-100.00%
Net Revenue	0	26,545	(26,545)	-100.00%

Operating expenses:
Research and development	7,999	5,012	2,987	59.60%
General & administrative	958,489	838,060	120,429	14.37%
Equity based compensation	2,899,713	3,177,907	(278,194)	-8.75%
Depreciation/amortization expense	94,838	82,985	11,853	14.28%
Total operating expenses	3,961,039	4,103,964	(142,925)	-3.48%

Loss before other income (expense)	(3,961,039)	(4,077,419)	116,380	-2.85%

Other income (expense):
Miscellaneous Income	129,830	20,522	109,308	100.00%
Forgiveness of Debt	37,012	5,725	31,287	100.00%
Legal Settlement	(185,000)		(185,000)	100.00%
Miscellaneous Expense		(555)	555
Interest expense	(155,825)	(85,873)	(69,952)	81.46%
Rental Income		1,200	(1,200)	100.00%
Total other income (expense)	(173,983)	(58,981)	(115,002)	194.98%

Net Loss	$(4,135,022)	$(4,136,400)	$1,378	-0.03%
Loss per share: basic and diluted	$(0.05)	$(0.04)	$0.00
Weighted average number of common shares outstanding: basic and diluted	84,984,026	51,870,217

Revenues. We had no revenues in  the nine months ended September 30, 2013 which is a 100% decrease compared to $26,545 of revenues for the nine months ended September 30, 2012.  These revenues over the first nine months of 2012 represent our consulting arrangements.

Operating Expenses. Expenses decreased by $116,380 to $3,961,039, for the nine months ended September 30, 2013 compared to 4,103,964 for September 30, 2012

Income (Loss) from Operations. For the nine month periods ended September 30, 2013 and September 30, 2012, we incurred losses before other income and expenses of $3,961,039 and $4,077,419 respectively.  This significant loss from operations is primarily attributable to our equity based compensation coupled with our lack of significant revenues.

Quick Link to Table of Contents

Net Loss. As a result of the factors described above, net loss decreased from $4,136,400 for the nine months ended September 30, 2012 to a net loss of $4,135,022 for the nine months ended September 30, 2013.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Vision / Russell Miller

As previously reported in our Quarterly Report on Form 10-Q for the six months ended June 30, 2013, on April 4, 2012, Mr.

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

Set forth below is information regarding the issuance and sales of Vision Industries Corp.’s common stock without registration under the Securities Act of 1933 during the nine months ended September 30, 2013.

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

d)

On April 29, 2013, a total of 250,000 shares were issued to three individuals for payment in lieu for investment banking consultations

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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herein
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herein
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
99.11	Jerome Torresyap Employment Agreement Filed on August 2, 2012, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated August 1, 2012, and incorporated herein by reference
99.12	QIF Malta 1 Ltd Loan Agreement February 4, 2013 Filed on February 12, 2013, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated February 4, 2013, and incorporated herein by reference
101

Financial statements from the quarterly report on Form 10-Q of Vision Industries Corp. for the nine month period ended September 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: November 14 , 2013	/s/ JEROME TORRESYAP
Jerome Torresyap
President

Dated: November 14 , 2013	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated: November 14 , 2013	/s/ DAVID MORENO
David Moreno
Acting Chief Financial Officer