Form 10-Q/A
period 2013-09-30
VISION INDUSTRIES CORP
filed 2013-11-14
CIK 1405424

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

AMENDMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

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

31.1

Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on November 14, 2013, as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference.

31.2

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on November 14, 2013, as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference.

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on November 14, 2013, as Exhibit 32 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference.

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

Quick Link to Table of Contents