Form 10-K
period 2013-12-31
VISION INDUSTRIES CORP
filed 2014-04-15
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

Yes ☐    No ☑

As of June 30, 2013 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $6,812,829 as computed by reference to the closing sale price on the

Quick Link to Table of Contents

Quick Link to Financial Statements

OTCBB of such common stock ($0.08) multiplied by the number of shares of voting stock outstanding on June 28, 2013 held by non-affiliates (85,160,365 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of April 15, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	93,848,920

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

Quick Link to Financial Statements

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

Since December 2008, the company has focused its efforts in building Class 8 fuel cell electric vehicles (FCEV) used in drayage transportation.

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

In advance of that date, a number of automotive and industrial manufacturers are developing “light emission” or “zero-emission”

Quick Link to Table of Contents

Quick Link to Financial Statements

vehicles using alternative and renewal fuel sources such as hydrogen, liquid natural gas (LNG) or biofuels in order to decrease fuel costs, lessen dependence on crude oil, and reduce harmful emissions. Our products for the alternative energy and cleantech drayage transportation arena is the only truly zero-emission solution that can complete a full-drayage duty-cycle.

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

Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial, and military vehicles. In the automotive market, each of Daimler, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation has unveiled fuel cell vehicles with mass production of fuel cell vehicles anticipated by Toyota and Honda to begin by 2015.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Our Business

Principal Products or Services and Their Markets

Vision Industries Corp., is a California-based manufacturer of zero-emission hydrogen fuel cell electric hybrid powered Class 8 trucks and terminal tractors. Vision operates in the short-haul, drayage trucking category (the movement of containerized cargo over a short distance, typically less than 50 miles, from a port to an intermodal facility, such as a rail yard). The Company’s products include the Tyrano™, a short-haul Class 8 tractor, and the Zero-TT, a single axle terminal tractor co-developed with Cargotec USA, the world’s largest maker of terminal tractors.

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

Vision intends to become the one-stop solution that can provide a truly pollution-free and alternative energy conversion solution for today’s drivers.  To accomplish this, we will be marketing the following alternative energy vehicles:

1.  Tyrano™

The Vision Tyrano™ is a first-of-a-kind dual-propulsion, Class 8 Zero-Emission Hydrogen Fuel Cell Electric Hybrid heavy-duty truck designed to move containerized cargo from port to rail yard.  With a GCVWR of 80,000 lbs. the Tyrano™ uses Lithium-ion batteries to power an electric motor and Hydrogen fuel cells to extend its range. The core technologies currently incorporated into the Tyrano™ is a proprietary power management system that controls and monitors a battery pack’s State-of-Charge (SOC), the energy demands of an electric drivetrain, along with precise usage of hydrogen gas (H 2 ) from its unique storage technology.

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

In a joint-development project with the Port of Long Beach, Vision was awarded $425,000 in grants under the Technology Advancement Program (TAP). Vision delivered its first Tyrano on July 22, 2011 to Total Transportation Services, Inc. (“TTSI”), a national leader in clean fleet drayage. In the same month, TTSI presented

Quick Link to Table of Contents

Quick Link to Financial Statements

Vision with a Letter of Intent to purchase the first 100 Tyrano Class 8 trucks with an option to purchase an additional 300 vehicles for a total contract value of $108MM.  This LOI resulted in a long form Purchase Order between TTS-I and Vision for 100 trucks, which was signed in May 2011.

In 2012, the US Department of Energy awarded Vision with two (2) separate Zero Emission Cargo Transport Demonstration (ZECT) grants to deploy a fleet of Tyrano trucks at the Port of Houston (20) and at the twin Port of Los Angeles and Long Beach (4).

On September 26, 2013, Vision received the long-form contracts for the Los Angeles-based DOE grant.  On November 5, 2013, the Company’s Board of Directors gave their consent to enter into the contract.  During the contract negotiation period, the Company’s Engineering Team began working behind the scenes on grant milestones. The Company has incurred cost in the amount of $167,656 which is categorized as Projects in Progress on our balance sheet.

Contract negotiations are still on-going for the Houston-based DOE grant.

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

As the company’s production book increases, Vision will rely on OEM partners to manufacture and assemble the Tyrano™ for distribution.  Vision will also rely on its sales force, strategic partners and third-party vendors to: (a) sell its vehicles; (b) develop new customers; and (c) consummate joint application development programs with leading OEMs in its target markets.

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

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Financial Statements

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

(10) Research and Development During The Last Two Fiscal Years

We spent $471,667 and $13,197 on research and development (“R&D”) during the fiscal years ended December 31, 2013 and 2012, respectively. The money used to fund this R&D was derived from short-term note financing.

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

(12) Our Employees

As of December 31, 2013, we had six (6) full-time employees on our payroll. In addition to our employee personnel, we utilize two (2) independent contractors in our business. During peak production periods, we may increase our work force. None of our employees is represented by a collective bargaining agreement; we consider our relations with our employees to be good.

Reports to Security Holders

Quick Link to Table of Contents

Quick Link to Financial Statements

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

 ITEM 1A—RISK FACTORS

Statements contained in this Form 10-K may be “forward-looking” within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial and/or operational performance.

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

Our current business strategy is to engineer, design, develop, manufacture, market, license, and sell zero emission hydrogen-powered vehicles. Because the success of our business will, to some extent, rely both upon the availability of fuel-grade hydrogen throughout the state of California and Texas, it is impossible to predict the allocation of business revenues. Also, historical operating data as generated may be of limited value in evaluating our future prospects because the industry itself is in its early days.

We May Have Difficulty Funding Liquidity Needs.

Quick Link to Table of Contents

Quick Link to Financial Statements

We assess our liquidity based on our current expectations regarding sales, operating expenses, capital spending and debt service requirements. Our liquidity is affected by, among other things, the performance of our business, our capital expenditure levels and our ability to repay debt out of our operating cash flows or with the proceeds of debt or equity financings.

We operate in a capital intensive industry. Servicing our current and future customers requires that we incur significant operating expenses and continue to make significant capital expenditures, which are generally made in advance of the related revenues and without any firm customer commitments. In 2013, we are planning an additional $1.2 million of spending for manufacturing of demonstration hydrogen/ electric trucks related to our previously announced  AQMD  research and development grant.. Ultimately, the amount of our capital additions in 2013 and thereafter may vary materially and will depend on several factors including, among others, the timing and implementation of any capital projects under review, the performance of our business, economic and market conditions, the cash needs and investment opportunities for the business, the need for additional capacity to service anticipated customer demand and the availability of cash flows from operations or financing.

In addition, we have a significant level of debt, with $2,813,800 outstanding at December 31, 2013.  The terms of such debt require significant scheduled principal payments in the coming years. The interest payments required on our debt are also substantial. For example, in 2013, we paid $206,183 of interest. The sources funding our operations, including making capital expenditures and servicing principal and interest obligations with respect to our debt, are cash flows from our operations, existing cash and cash equivalents, borrowings under available debt facilities, or proceeds from any additional debt or equity financing. As of December 31, 2013, we had cash and cash equivalents of $10,583. In light of possible investment opportunities, we are exploring additional lines of credit of approximately $3 million.

The health of the worldwide banking system and financial markets affects the liquidity in the global economic environment. Volatility in fixed income, credit and equity markets could make it difficult for us to maintain our existing credit facilities or refinance our debt. In addition, there is a risk that we could fail to generate the necessary net income or operating cash flows to meet the funding needs of our business due to a variety of factors discussed in this "Risk Factors" section. If we fail to generate the necessary cash flows or we are unable to access the capital markets when needed, our liquidity may be adversely impacted.

Equity Price Risk

We have convertible notes that are convertible into our common stock. If investors were to decide to convert their notes to common stock, our future earnings would benefit from a reduction in interest expense and our common stock outstanding would be increased. If we paid a premium to induce such conversion, our earnings could include an additional charge.

Further, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations. Such fluctuations could impact our decision or ability to utilize the equity markets as a potential source of our funding needs in the future

Because we expect to continue to incur net losses, we may not be able to implement our business strategy, and the price of our common shares may decline. We have not generated any positive net income since the Company’s inception May 11, 2004.  Our current business strategy is to engineer, design, develop, manufacture, market, license, and sell zero emission hydrogen-powered vehicles with market leadership positions in mind. In so doing, we will continue to incur significant expenditures for general administrative activities, including sales and marketing and research and development activities. As a result of these costs, we will need to generate and sustain regularly significantly higher revenues and positive gross margins to achieve and sustain profitability.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Dependence on Materials and Equipment Suppliers — Our Business May Suffer If the Cost, Quality or Supply of Materials or Equipment Changes Adversely. We obtain from various vendors the materials and equipment required for the manufacture of our zero-emission hydrogen/ electric trucks. We source most of our materials, including critical materials such as truck glider frames, and DC/DC converters from a limited group of suppliers. A disruption to the operations of one or more of our suppliers could have a negative impact on our business. In addition, we purchase the majority of our materials on a purchase order basis. Our business may be harmed if we cannot obtain materials and other supplies from our vendors in a timely manner, in sufficient quantities, at acceptable quality or at competitive prices. Shortages or disruptions in our customers' supply channels could have a material adverse effect on our business, financial condition, results of operations and cash flows

We may need to raise additional funds sooner if our estimates of revenues, costs and capital expenditures change or are inaccurate. If we are unable to raise additional capital or are unable to do so on acceptable terms, we may not be able to respond to the actions of our competitors or we may be prevented from conducting all or a portion of our planned operations. In particular, the expansion of our business into targeted geographic locations could be delayed or aborted if we are unable to raise additional capital or if third parties upon which we will rely to fuel our vehicles do not provide retail hydrogen in the various geographic localities we deem suitable for our business. In addition, we may be forced to reduce our sales and marketing efforts or forego attractive business opportunities. If we issue additional equity securities to third parties in order to raise funds, the ownership percentage in our company of each of our existing shareholders will be reduced.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Risk Factors Related To Our Industry

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

•

changes in general economic conditions.

As of December 31, 2013, there were 29,750,000 outstanding options and 44,721,000 warrants to purchase our common shares.  In the future, we may issue options and warrants to purchase our common shares and if these securities are exercised, our shareholders will incur dilution which could be substantial. A significant element in our plan to attract and retain qualified personnel is the issuance to such persons of options to purchase our common shares. Accordingly, to the extent that we are required to issue significant numbers of options to our employees, and such options are exercised, a shareholder could experience significant dilution.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Financial Statements

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

Quick Link to Financial Statements

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

Should any of the majority shareholders acquire the right to acquire substantial amounts of additional shares by option or warrant, the conversion or exercise of such securities might result in the substantial dilution of an investment in terms of a shareholder’s percentage ownership in the Company as well as the book value of his/her/its common shares. The sale of a large amount of shares of common stock received upon the conversion or exercise of any possible options or warrants granted to the above-referenced persons on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares. There are currently outstanding as of December 31, 2013, 29,750,000 options to purchase our stock issued and our CEO of Vision currently owns 21,500,000 of those options.  There are two entities that own 24,694,722 shares and 10,750,000 shares, respectively.  In the future, additional warrants or options could be granted, which, if granted and exercised would entitle the holders to shares of common stock, in addition to the shares they own outright. In the event of the exercise of these options or warrants, if granted, to purchase Company securities, an investor could suffer dilution of an investment in terms of percentage ownership in the company as well as the book value of common shares. In addition, the holders of the common share purchase options or warrants, if granted, may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their conversion or exercise of these securities.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

ITEM 3—LEGAL PROCEEDINGS

Vision / Russell Miller

On April 2, 2013, the Company and Mr. Miller entered into a confidential Settlement Agreement and Mutual Release in the matter before the Superior Court of the State of California, County of Los Angeles (Case No. BC482212).

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

Quick Link to Financial Statements

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “VIIC.”  The price of our stock at market closing on December 31, 2013 was $0.10 per share.

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

During the year ended December 31, 2013, the Company issued 2,213,819 shares of common stock: 1,063,819 issued in conversion of debt and 1,150,000 issued as payment in lieu for consulting services.

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

We had four hundred and thirty eight (438) stockholders of record of our common stock as of December 31, 2013 The CUSIP number for our common stock is 92835C101.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All

Quick Link to Table of Contents

Quick Link to Financial Statements

statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason

Use of Certain Defined Terms

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

Strategy and Focus Areas

We began in fiscal 2012, and had largely completed by the end of fiscal 2013, realigning our sales, services and engineering organizations in order to simplify our operating model, drive faster innovation, and focus on our foundational priorities.

General

The company’s mission statement is to “develop zero-emission transportation solutions for the 21st century. “  To achieve this mission, Vision has internally organized itself to focus on fuel cell vehicle technology and hydrogen fueling. With that as a backdrop, Vision engaged in numerous “well-to-wheel” national initiatives in 2013. Center to the Company’s efforts are the awarded government grants. Vision has won two (2) U.S. Department of Energy grants ($4.4MM in total) to put demonstration fleets of fuel cell electric Class 8 trucks at the Ports of Houston and Los Angeles.

Vision Motor Corporation, the Company’s fuel cell vehicle division, entered 2013 with its on-road Class 8 fuel cell electric truck, the Tyrano™, on the verge of commercialization. The Company’s other vehicle type, a Class 8 terminal tractor, the Zero-TT™, is still in the prototyping stage.

Our Board of Directors believes that we can expand as an on-going business during the next twelve months since we will be generating profits from our operations that can pay for our expansion of operations.  We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company. We have engaged outside investment consultants to introduce the Company to institutional investors with the intent of raising additional operating capital to fund continued growth. Our future financial success will be dependent on the success of our expansion. Such expansion may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any expansion is largely dependent on factors beyond our control such as the market for our services.

The fueling business, internally called Vision Fueling, began early conversations with port officials in Houston and Long Beach to secure a hydrogen fueling station location.  These stations will be strategically situated to support the soon-to-arrive Tyrano™ trucks from the DOE grants. These stations are also expected to support the anticipated deployment of 100 FCEVs from Vision’s launch customer, Transportation Services, Inc. (TTSI).

The follow-on units will come from a conditional purchase order that TTSI gave Vision in 2011, to purchase one hundred (100) Tyrano™ trucks. Part and parcel of that agreement is the option to buy the next three hundred (300) units in production.  The combined deal is worth, $108MM.  As an intermittent step between prototype to commercialization, Vision plans to use the DOE-

Quick Link to Table of Contents

Quick Link to Financial Statements

funded fleets to fine-tune their designs, components, control strategy and overall general safety of its 3rd Generation Tyrano™ model, otherwise called the commercial build.

Throughout 2013, Vision was also called upon to participate in many federal and industry events.  In April of 2013, Vision was approached by the U.S. Department of Transportation (DOT) to help develop the federal safety standards for heavy-duty hydrogen fuel cell electric vehicles.  With the Tyrano, the only fuel cell electric vehicle of its kind, Vision was asked to contribute its emergency shut-off procedures and schematic diagrams showcasing high-voltage areas and cut-zones.

On July 25, 2013, the efforts culminated into the first federally-directed training course aimed to educate first-responders, emergency response teams, and fire departments on proper handling of fuel cell electric vehicles. The event was held at the Long Beach City College, in Long Beach, California.

The Vehicle Business

Vision entered 2013 with a roadmap to strategically move the company’s on-road Class 8 fuel cell electric big rig, the Tyrano™, from R&D to full-commercialization.   The kickoff event is the execution of two (2) U.S. Department of Energy Zero-Emission Cargo Transportation (ZECT) grants.  The U.S. Department of Energy (DOE) grants calls for the deployment of a fleet of four (4) Tyrano Class 8 trucks in drayage operations at the twin Ports of Los Angeles & Long Beach and a fleet of twenty (20) Tyrano Class 8 trucks at the Port of Houston for a period of two (2) years.  Both grants are cost-shares between the DOE and the primary recipient.

On April 1, 2013, the Company entered into a thirty-nine (39) month lease agreement with Gateway Pacific Properties, Inc., for its new and permanent corporate headquarters at 2230 E. Artesia Blvd., Long Beach CA 90805.  The combined office space and production facility is 21,087 Sq. Ft.

On September 26, 2013, Vision received the long-form contracts for the Los Angeles-based DOE grant.  On November 5, 2013, the Company’s Board of Directors gave their consent to enter into the contract.  Contract negotiations are still on-going for the Houston-based DOE grant.

In the 3rd Quarter of 2013, Vision continued its joint-development collaboration with Balqon Corporation (OTCBB: BLQN) and Cargotec USA, to develop the world’s first fuel cell electric (FCE) Terminal Tractor, the Zero-TT.  The FCE Zero-TT will be built on Cargotec’s Kalmar Ottawa 4x2 chassis (110” wheelbase), made electric by Balqon, and then upgraded with Vision’s fuel cell technology for its range extension capabilities.  At its current pace, Vision is looking forward to having a working prototype in the 4th Quarter of 2014.

Fueling Business

On February 20, 2013, Vision was notified by the Texas Commission on Environmental Quality (TCEQ) that it had been awarded a $500,000 Alternative Fueling Facilities grant.  Due to the tight acceptance window of the grant, and the inability to secure permits and hold civic hearings to secure a site, the company could not meet certain eligibility requirements of the grant. On June 3, 2013, the grant was rescinded. We intend to reapply for the grant when all required parameters are met.

Future Business Opportunities

As the recognized leader in fuel cell electric heavy-duty transportation, Vision has been approached by a Fortune 500 Oil & Gas company to prototype a fuel cell electric vehicle for their fluids management division.  Vision is currently going through their vendor qualification process to be able to submit a proposal for funding.  Reciprocally, the potential customer has filled-out Vision’s preliminary customer requirements document.  An official proposal is expected to be submitted in mid-May of this year.

In addition, Vision was approached by the U.S. Department of Energy’s Office of Hydrogen and Infrastructure to participate in an agency-sponsored Small Business Innovation Research (SBIR) grant to prototype a refuse truck.  Answering the call to serve, Vision submitted an application for the Phase 1- feasibility study.  If successful, Vision will be invited to Phase 2, the actual prototyping stage of the program.  Phase 2 has $1MM earmarked for the prototype.

Government Policy Initiatives

Vision has made a concerted effort to particulate in forming Hydrogen policy at both the state-level and regionally across the United States.  In the State of California, the Company is actively working with the California Air Resources Board (CARB) on two (2) initiatives.

Quick Link to Table of Contents

Quick Link to Financial Statements

•

Hybrid Voucher Incentive Program (HVIP).  The HVIP is a first-come, first-served voucher program whose cash value at participating dealerships, range from $8,000 to $45,000 for the purchase of each eligible new hybrid or electric truck or bus.  A heavy-duty FCEV is expected to command a top-end voucher amount.  Currently, there is $15MM set aside for the heavy-duty vehicle category for 2014-2015.  Vision expects to qualify its Class 8 Tyrano™ by the end of the year.  The inclusion of Vision’s FCEVs into the program should have a positive effect with customer purchasing,

•

Advanced Technology Freight Demonstration Projects.  This newly-formed program has earmarked $20MM - $25MM for a large-scale zero-emission drayage truck demonstration.  Vision has been invited to the California Air Resources Board headquarters, to provide input regarding the program’s language and its implementation.  Vision intends to submit an application to put a sizable fleet of FCEVs in Southern California.  This fleet will be used to test new configurations of the Tyrano™.

Going forward, the Company also intends to engage the California Alternative Energy and Advanced Transportation Financing Authority (CAEATFA), an agency governed by the State Treasurer’s Office, in a variety of offerings such as the:

•

Sales Tax and Use Exclusion (STE) Program.  The STE Program is designed to provide sales tax breaks to cleantech companies purchasing manufacturing equipment.

•

Qualified Energy Conservation Bonds (“QECBs”).  QECBs are designed to provide low-interest financing to promote the use of alternative energy and energy efficiency in State, Local, and Tribal Government facilities. The bonds have a duration of 10 years with the borrower making one principal plus interest payment annually.

At the close of the 2014 fiscal year, the vehicle division, Vision Motor Corporation, expects to have a FCEV portfolio of four (4) vehicle types: the Tyrano™, Zero-TT™ (terminal tractor), a refuse truck prototype and an oil & gas rig prototype.

Employees

Currently, there are six (6) full-time employees, one (1) part-time employee and one (1) contract personnel on our payroll at Vision Industries Corp.  This includes the officers and directors who manage the corporation.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	REVENUE	G&A EXPENSES	NET INCOME (LOSS)
December 31, 2013	$ 0	$2,675,143	$ (2,714,933)
December 31, 2012	$ 26,545	$5,189,320	$ (5,282,664)

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $10,583.

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

Results of Operations for the years ended December 31, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 2.0 Comparison of our Statement of Operations for the Years Ended:

	December 31, 2013	December 31, 2012	%Change
Revenue:	0	26,545	100.00%
Direct Costs:	0	0	0.00%
Operating expenses:	2,675,143	5,189,320	-48.45%
Loss before other income (expense).	(2,675,143)	(5,162,775)	-48.18%
Other income (expense):	(39,790)	(119,889)	-66.81%
Net income (loss)	(2,714,933)	(5,282,664)	-48.61%
Income (loss) per share: basic and diluted	(0.03)	(0.09)

Revenues. There was not revenue for the year ended December 31, 2013, compared to $26,545 for the year ended December 31, 2012.The revenues generated in December 31, 2012 year were directly attributable to consulting arrangements..

Operating Expenses. Expenses decreased by $2,514,177 to $2,675,143 for the year ended December 31, 2013 from $5,189,320 for the year ended December 31, 2012.

Income (Loss) from Operations. For the year ended December 31, 2013 and 2012, we incurred losses of $2,714,933 and $5,282,664, respectively, a decreased deficit of $2,567,731.

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

Quick Link to Financial Statements

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2006, we engaged DKM, Certified Public Accountants (formerly Randall N. Drake, CPA PA), (“DKM”) as our independent auditor. This is our first auditor and we have had no disagreements with DKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Table 3.0 Directors and Executive Officers

Name	Age	Position
Martin Schuermann	48	Secretary, Treasurer, CEO, & Director
Jerome Torresyap	46	President
Brett D. Mayer	50	Independent Director
Scott Lambert	56	Independent Director

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

Quick Link to Financial Statements

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

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2013 were timely filed with the Commission.

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

Audit Committee

The Company’s Board of Directors has an Audit Committee, which is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent registered public accounting firm; (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal controls over financial reporting. In addition, the committee recommends to the Board of Directors the appointment of independent accountants and analyzes the reports and recommendations of such firm. The committee also prepares the Audit Committee report required by the rules of the Commission. During 2013, the Audit Committee consisted of Mayer, and Lambert, each of whom was determined by the Board of Directors to be independent of the Company based on the NASDAQ Capital Market’s definition of “independence.” The Board of Directors has identified Mr. Mayer as the Audit Committee financial expert and determined that Mr. Mayer is independent of the Company based on the NASDAQ Capital Market’s definition of “independence.”

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

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer and our President, the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2013 and 2012, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 4.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Schuermann, CEO, Director	2013	300,000	0	0	257,850	0	0	9,000	566850
	2012	300,000	0	0	0	0	0	9,000	309,000
Jerome Torresyap, President	2013	120,000	0	0	0	0	0	13,388	133,388
	2012	120,000	0	0	65,800	0	0	10,000	195,800

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

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2013:

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 5.0 Outstanding Equity Awards at December 31, 2013

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin Schuermann	4,500,000[1]	0	0	$1.00	1/8/2014	0	0	0	0
	8,000,000[2]	0	0	$0.54	11/5/2014	0	0	0	0
	3,000,000[3]	1,500,000	0	$0.21	6/5/2014	0	0	0	0
Jerome Torresyap	166,667[4]	83,333	0	$0.21	9/26/2016	0	0	0	0
	1,000,000[5]	1,000,000	0	$0.07	8/1/2017	0	0	0	0

1 On January 7, 2009, the Company awarded Mr. Schuermann 4,500,000 options which vest in three equal installments of 1,500,000 on January 8, 2010, January 8, 2011, and January 8, 2012.  The options expire on January 8, 2014.

2 On November 5, 2009, the Company awarded Mr. Schuermann an additional 8,000,000 options which vested in three installments The options were completely vested as of November 5, 2012.

3On June 5, 2011, the Company awarded Mr. Schuermann 4,500,000 options which vest in three equal installments of 1,500,000 on June 5, 2012, June 5, 2013 and June 5, 2014.

4 On September 26, 2011, the Company awarded Mr. Torresyap 250,000 options which vest in three equal installments of 83,333 on September 26, 2012, September 25, 2013 and September 26, 2014.

5 On August 1, 2012, the Company awarded Mr. Torresyap 2,000,000 options which vest in two equal installments of 1,000,000 on August 1, 2013 and August 1, 2014.

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 6.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Schuermann	0	0	257,850	0	0	0	287,850
Brett D. Mayer	0	0	0	0	0	0	0
Scott Lambert	0	0	0	0	0	0	0

Board of Directors and Committees

Currently, our Board of Directors consists of Martin Schuermann, Brett D. Mayer, and Scott Lambert. We are not actively seeking additional board members. At present, the Board of Directors has not established any standing committees, other than the Compensation and Stock Option Committee.

Compensation Committee Interlocks and Insider Participation

Quick Link to Table of Contents

Quick Link to Financial Statements

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

COMPENSATION COMMITTEE REPORT

 The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

Martin Schuermann, CEO, Director

Brett D. Mayer, Independent Director

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

Employment Agreements

Currently, we have an employment agreement with our Chief Executive Officer, Martin Schuermann.  A copy of the agreement may be found as an exhibit to the Company’s Report on Form 8-K, and amendments thereto, filed on February 1, 2014 and available on the SEC’s EDGAR database at www.sec.gov.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of April 11, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 7.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Martin Schuermann 2230 E. Artesia Blvd. Long Beach, CA 90805	18,860,000[1]	22.0%
Common Stock	Jerome Torresyap 2230 E. Artesia Blvd. Long Beach, CA 90805	1,083,336[2]	1.0%
Common Stock	Brett D. Mayer 1801 Century Park East, 9th Floor Los Angeles, CA 90087	3,000,000[3]	4.0%
Common Stock	Scott Lambert 9575 Gloucester Dr. Beverly Hills, CA 91211	3,000,000[4]	4.0%
Common Stock	All Executive Officers and Directors as a Group	25,943,336	31.0%

[1] This number includes 4,166,667 options which vested in 2010, and 5,666,667 options which vested in 2011, and 5,666,667 which vested in 2012 and 110,00 shares held by family members.

[2] This number includes 31,250 shares which vested in 2010; 291,667 vested in 2011 and 760.418 which vested in 2012.

[3] This number includes 1,000,000 options which vested in  2012, and 2,000,000 shares which vested in 2013

[4] This number includes 1,000,000 options which vested in 2012, and 2,000,000 shares which vested in 2013.

The following table sets forth information concerning the 2009 Vision Industries Corp. Non-Qualified Stock Option Plan which was adopted by the Shareholders on January 8, 2009, and Amended on November 5, 2009.

Table 8.0 Stock Option and Warrants

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	29,750,000	$0.39	0

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2013, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

•

Brett D. Mayer

•

Scott Lambert

In addition, based on such standards, the Board of Directors has determined that Mr. Martin Schuermann is not independent because Mr. Schuermann is the Chief Executive Officer of the Company.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to DKM, Certified Public Accountants. The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company. The following table sets forth the aggregate fees billed DKM for fiscal 2013 and 2012:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2013	$ 27,500	$ 0.0	$ 0.0	$ 0	$ 27,500
2012	$ 25,000	$ 0.0	$ 0.0	$ 0	$ 25,000

Quick Link to Table of Contents

Quick Link to Financial Statements

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of Vision Industries Corp. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2013 and December 31, 2012

•

Statements of Operations for the years ended December 31, 2013 and December 31, 2012

•

Statements of Stockholders’ Deficit for the years ended December 31, 2013 and December 31, 2012

•

Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

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
101

Financial statements from the annual report on Form 10-K of Vision Industries Corp. for the year ended December 31, 2013, filed on April 15, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Changes in Stockholder’s Deficit; (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith.

Quick Link to Table of Contents

Quick Link to Financial Statements

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: April 15, 2014	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VISION INDUSTRIES CORP.

Dated: April 15, 2014	/s/MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors

Dated: April 15, 2014	/s/DAVID MORENO
David Moreno
Chief Financial Officer

Dated: April 15, 2014	/s/BRETT D. MAYER
Brett D. Mayer
Director

Dated: April 15, 2014	/s/SCOTT LAMBERT
Scott Lambert
Director

Quick Link to Table of Contents

Quick Link to Financial Statements

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Vision Industries Corp.

We have audited the accompanying balance sheet of Vision Industries Corp.as of December 31, 2013 and 2012, and the related statement of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Industries Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2014

PCAOB Registered
AICPA Member

Quick Link to Table of Contents

Quick Link to Financial Statements

VISION INDUSTRIES CORP.

BALANCE SHEET

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,583	$23,374
Project in progress	167,656
Inventory	237,214	75,086
Prepaid expenses	37,147	9,088
Trade deposits	26,207	29,259
Total current assets	478,807	136,807

Property and equipment, net	325,334	317,615

Intangible assets, net	225,136	240,147

Other assets:
Deferred Loss	95,600	116,624
Employee advances	9,758	9,758
Security deposits	35,970
Total other assets	141,328	126,382

Total assets	$1,170,605	$820,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expense	$406,267	$625,242
Current portion notes payable	369,000	730,684
Total current liabilities	775,267	1,355,926

Noncurrent liabilities:
Notes payable - noncurrent portion	2,346,911	185,446
Total noncurrent liabilities	2,346,911	185,446

Total liabilities	3,122,178	1,541,372

Stockholders' deficit:
Preferred stock,$.001 par value, 2,000,000 shares authorized , 250,000 issued and outstanding	250	250
Common stock, $.001 par value 500,000,000 authorized, 85,160,365 and 82,946,546 issued and outstanding, respectively	85,163	82,949
Additional paid in capital	20,320,905	18,803,254
Accumulated deficit	(22,357,891)	(19,606,874)
Total stockholders' deficit	(1,951,573)	(720,421)

Total liabilities and stockholders' deficit	$1,170,605	$820,951

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements

VISION INDUSTRIES CORP.

STATEMENT OF OPERATION

For the Years Ended

	December 31, 2012	December 31, 2013

Revenue:
Sales	$-	$26,545
Total revenue	-	26,545

Direct Costs:
Purchases	-	-
Freight	-	-
Total Direct Costs	-	-

Profit

Operating expenses:
Research and development	471,667	13,197
General & administrative	821,459	1,123,153
Equity based compensation	1,261,734	3,935,156
Depreciation/amortization expense	120,283	117,814
Total operating expenses:	2,675,143	5,189,320

Loss before other income (expense)	(2,675,143)	(5,162,775)
Other income (expense):
Interest expense	(242,266)	(147,282)
Miscellaneous income	166,393	27,393
Total other income (expense)	(75,874)	(119,889)

Net loss before provision for income tax	(2,751,017)	(5,282,664)
Provision for income tax	-	-
Net loss	$(2,751,017)	$(5,282,664)
Loss per share: basic and diluted	$(0.03)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	85,037,848	57,497,030

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements

VISION INDUSTRIES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2013

(Audited)

	Common Stock		Preferred Stock		Paid in	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total
Balances at December 31, 2011	46,159,016	$ 46,159	250,000	250	$ 13,338,989	$ (217,500)	$ (14,324,210)	$ (1,156,312)
New shares for note conversion	36,076,530	36,076			5,333,479			5,369,555
Shares subscribed	860,000	860			128,140			129,000
Stock forfeitures	(396,000)	(396)			396
New shares for non-cash	250,000	250			2,250	217,500		220,000
Net loss							(5,282,664)	(5,282,664)
Balances at December 31, 2012	82,949,546	$ 82,949	250,000	250	$ 18,803,254	$ -	$ (19,606,874)	$ (720,421)
New shares for note conversion	1,063,819	1,064			32,736			33,800
Debt Discount					133,927			133,927
New shares for non-cash	1,150,000	1,150			1,350,988			1,352,138
Net loss							(2,751,017)	(2,751,017)
Balances at December 31, 2013	85,163,365	$ 85,163	250,000	250	$ 20,320,905	$ -	$ (22,357,891)	$ (1,951,573)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements

VISION INDUSTRIES CORP.

STATEMENT OF CASH FLOWS

For the Years Ended

	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,751,017)	$(5,282,665)

Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	1,261,734	3,935,156
Depreciation and amortization	106,354	117,814
Amortization of debt discount	36,083	0
Stock issuance in lieu for professional services	97,579	82,272
Changes in operating assets and liabilities:
Inventory	(46,385)	(68,524)
Inventory revaluation	(115,743)
Increase in Projects in Progress	(167,656)
Accounts receivable		2,750
Other assets		33,375
Trade deposits	3,052	(29,250)
Prepaid expense	(28,059)	25,760
Accounts payable and accrued expense	47,060	(52,666)

Cash used by operating activities	(1,556,997)	(1,235,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,038)	-
Security Deposits	(35,970)
Leaseback of fixed assets-capitalized	-	(285,000)

Cash used by investing activities	(114,008)	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal reduction - notes payable	(140,500)
Notes receivable-sale-leaseback of fixed assets		285,000
Interest reduction -conversion of notes payable		153,698
New borrowings	1,764,000	910,684
Additional paid-in capital - conversion of notes to Common Stock		1,753,203
Conversion of notes payable	32,500	(1,598,500)
Issuance of common stock	2,214	36,787

Cash provided by financing activities	1,658,214	1,540,872

Net increase (decrease) in cash and cash equivalents	(12,791)	19,894

Cash and cash equivalents, beginning of period	23,374	3,480

Cash and cash equivalents, end of period	$10,583	$23,374

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest expense	$206,183	$97,410
Sales-Leaseback - Consideration		(285,000)
Sales-Leaseback - Sale of truck frame from inventory		216,452
Sales-Leaseback - Sale from fixed assets (netbook value)		208,714
Sales-Leaseback -Deferred Loss		(140,166)

See accompanying notes and accountant’s report

Quick Link to Table of Contents

Quick Link to Financial Statements

VISION INDUSTRIES CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and December 31, 2012

1.

General background and business environment

The Company was incorporated May 11, 2004 in the State of Florida with the intent of providing consulting services to the transportation industry.  In 2013 the company moved its headquarters to Long Beach, CA, to concentrate on the development and production of zero-emission drivetrains for heavy duty vehicles.

Management’s immediate vision for the high performance hydrogen drive system is to provide a pollution-free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the Ports of Long Beach and Los Angeles, California. Vision has engaged in “well-to-wheel” national initiatives to deploy their zero-emission FCEVs in nonattainment areas, such as the Port of Houston and the twin Ports of Los Angles and Long Beach. Accompanying any regional fleet deployment are plans to build and operate a hydrogen fueling station, which Vision is actively funding with the assistance of government grants and traditional project financing.

2.

Summary of significant accounting policies

Basis for Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended December 31, 2013; (b) the financial position at December 31, 2013 and (c) cash flows for the year ended December 31, 2013, have been made.

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

Quick Link to Financial Statements

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

Advertising Costs

The costs of advertising are expensed as incurred and are included in the Company’s operating expenses.  Advertising expenses for the years ended December 31, 2013 and 2012 were $7,021and $768, respectively.

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

Quick Link to Financial Statements

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

3.

Property and equipment

Property and equipment at December 31, 2013 and 2012 consist of the following:

Schedule of Property and Equipment

		December 31, 2013	December 31, 2012
Automobiles	$		$3,381
Computers and Software		30.569	10,407
Furniture and fixtures		3,986	1,550
Office equipment		2018	1,000
Leased assets		285,000	285000
Leasehold Improvements		46,191
Shop equipment		55,646	44,034
Production prototypes		73,240	73,240
		496,650	418,612
Less accumulated depreciation		(171,316)	(100,997)
		$325,334	$317,615

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

Depreciation expense for the year ended December 31, 2013 and 2012 was $91,343 and $65,074 respectively.  Added to the December 31, 2013 depreciation is pro rata recognition of deferred loss on a sales/leaseback arrangement with Total Transportation Services, Inc., in the amount of $21,204.

4.

Intangibles

Intangible assets at December 31, 2013 and 2012 consist of the following:

	December 31, 2013	December 31, 2012
Beginning Balance	$416,636	$416,636
Amortization	191,500	176,489
	$225,136	$240,147

Amortization expense for the year ended December 31, 2013 and 2012 was $15,011 and $28,940 respectively.

Impairment of Indefinite Lived Intangibles and Goodwill

As part of our annual impairment analysis, the carrying amount of the Company’s indefinite lived intangible assets was reviewed for impairment due to a change in estimates of future revenue streams or cash flows associated with the intellectual property acquired.

5.

Accrued expenses

Accounts payable and accrued expenses at December 31, 2013 and 2012 were $406,225 and

Quick Link to Table of Contents

Quick Link to Financial Statements

$625,241, respectively and included operating expenses.  In 2013, the accrued expenses consist mainly of accrued interest totaling $204,545.

6.

Income Tax

Provision (Benefit) for Income Taxes

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	December 31, 2013	December 31, 2012
Expected statutory rate	(34.00%)	(34.00%)
State income tax rate, net of federal benefit	0.00%	0.00%
Permanent differences	0.70%	0.70%
Federal credits	0.00%	0.00%
Change in valuation allowance	38.3%	33.3%
Effective tax rate	0.00%	0.00%

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

In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections. The Company therefore has recorded a valuation allowance for its net deferred tax assets as of December 31, 2013 and December 31, 2012 ..  The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the valuation allowance.

The components of the Company's net deferred tax assets and liabilities as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred Tax Assets:
Accrued compensation	$103,200	$103,200
Intangible assets
Equity compensation	4,947,000	4,472,200
Net operating loss carry-forwards	4,051,600	2,830,600
Subtotal	9,101,800	7,406,000
Less valuation allowance	(9,072,800)	(7,377,030)
Total deferred tax assets	(29,000)	28,970

Deferred Tax Liabilities:
Property, plant and equipment	29,000	28,970
Total deferred tax liabilities	29,000	28,970

Net Deferred Tax Asset	0	(0)

Quick Link to Table of Contents

Quick Link to Financial Statements

As a result of certain realization requirements of ASC Topic 718, Compensation — Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include net operating loss carry-forwards. Equity will be increased by approximately $29,000 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

As of December 31, 2013 the Company has approximately $10,768,000 in net operating losses that begin expiring in 2018.

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

The Company believes that it is reasonably possible that no change in unrecognized tax benefits may be necessary within the coming year.  As of December 31, 2013 the Company believed that it was reasonably possible that no change in unrecognized tax benefits would have occurred during the year ended December 31, 2012.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2013 the Company’s tax years for 2009, 20010, 2011 and 2012 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2013, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009.

7.

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

Accordingly, on December 31, 2013, there were 85,160,365 shares of common stock issued and outstanding and 250,000  shares of preferred stock issued and outstanding.

8.

Commitment and contingencies

On April 1, 2013, the Company entered into a thirty-nine (39) month lease agreement with Gateway Pacific Properties, Inc., for its new and permanent corporate headquarters at 2230 E. Artesia Blvd., Long Beach CA 90805. The combined office space and production facility is 21,087 Sq. Ft. The rent was $4,850 per month for the first 6 months; $9,991 for the second

Quick Link to Table of Contents

Quick Link to Financial Statements

year; $10,291 for the third year; and $10,607 for the final three months of the lease term.  The minimum lease commitment as of December 31, 2013 was as follows:

Schedule of Lease Payments on Leased Property

Year	Amount
2013	29,973
2014	119,019
2015	122,610
2016	94,515

9.

Notes Payable

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

On August 26, 2013, the Company entered into a convertible loan agreement with Tangiers Investor Group, LLC in the amount of $52,500, bearing interest rate of 10% and maturing on August 14, 2014

Table below describes all current and non-current debentures and notes payable as of December 31, 2013 and December 31, 2012:

			Outstanding principal
	Issue Date	Interest Rate	2013	2012
Current Portion of notes payable
TTSI Lease	2/29/2012	15%		95,184
Asher 6	6/26/2012	8%		32,500
TTSI	8/22/2012	8%	50,000	50,000
QIF Malta 1 Ltd	9/18/2012	8%		500,000
Asher 7	12/13/2012	8%		53,000
Tangiers Investment	7/11/2013	10%	52,500
Tangiers Investment	8/26/2013	10%	52,500
Asher #8	9/10/2013	8%	93,500
Asher #9	11/25/2013	8%	42,500
Asher #10	12/10/2013	8%	53,000
JMJ Financial	12/11/2013	0%	25,000
Total current portion notes payable			$369,000	$730,684

Non-Current portion notes payable
TTSI Lease	2/29/2012	15%	280,630	185,446
QIF Malta 1 Ltd	9/18/2012	8%	500,000
QIF Malta 1 Ltd	2/4/2013	8%	1,290,000
Frau Margot Porchet	10/29/2013	10%	50,000
Kohall Holdings	10/29/2013	10%	50,000
Due to Officer	12/31/2013		274,170
Total current portion notes payable			2,444,800	185,446
Less discount			(97,889)
			2,346,911

These notes payable are subject to discounts due to beneficial conversion features over the next 5 years.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

11.

Going concern issue

As of December 31, 2013, the Company has an accumulated deficit of $22,357,891.  These financial statements have been prepared on the basis that adequate financing will be obtained.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13.

Subsequent events

To fund the build out of twenty-four (24) zero-emission demonstration trucks for the Department of Energy, the Company has entered into a Loan Agreement with a current shareholder and debt-holder, QIF Malta 1 Ltd for working capital to build the first four (4) units.

The company was able to secure financing arrangement in the cumulative amount of $902,333. The individual funding amounts follow:

•

On April 3, 2014 the Company entered into a convertible redeemable note in the amount of $55,000 with Coventry Enterprises. The promissory note bears interest at the rate of 8% per annum and matures on April 2, 2015.

•

On February 4, 2014 the Company entered into a convertible note in the amount of $37,500 with Asher Enterprises. The note bears interest at the rate of 8% per annum and is due nine (9) months from the date of the note.

•

On March 28, 2014 the Company entered into a convertible promissory note with JDF Capital in the amount of $325,000, bearing interest at the rate of 8% per annum.

•

On February 16, 2014, the Company entered into a convertible debt instrument with LG Capital Funding, LLC in the amount of $25,000 bearing interest at 8% and maturing at February 26, 2015.

•

On April 4, 2014 the Company entered into a convertible note with Vista Capital Investments, LLC in the amount of $250,000.

•

On April 3, 2014 the Company entered into a convertible note arrangement with Typenex Co-Investment, LLC in the amount of $86,500 bearing interest at the rate of 10% per annum due December 3, 2015

•

On January 2, 2014 the Company entered into a Convertible debt financing arrangement with GEL Properties, LLC for $90,000. The Note bears interest at the rate of 6% on each disbursement against the financing line.

•

On March 31, 2014 the Company entered into a convertible debt instrument with Union Capital, LLC in the amount of $33,333 bearing interest at 8% and maturing at March 31, 2015.

On December 31, 2013 the Company entered into an Interest on Loan Conversion Agreement with QIF Malta 1 Ltd. to convert the interest portion of the $1.29MM Convertible Loan executed on February 4, 2013.

Quick Link to Table of Contents

Quick Link to Financial Statements

•

On January 20 2014 the Company issued 2,992,900 shares to QIF Malta 1 Ltd. as part of an Interest on Loan Conversion Agreement signed on December 31, 2013.

•

On January 31, 2014 the Company issued 596,667 shares to QIF Malta 1 Ltd. as part of an Interest on Loan Conversion Agreement signed on December 31, 2013.

•

On February 28, 2014 the Company issued 596,667 shares to QIF Malta 1 Ltd. as part of an Interest on Loan Conversion Agreement signed on December 31, 2013.

•

On March 31, 2014 the Company issued 596,667 shares to QIF Malta 1 Ltd. as part of an Interest on Loan Conversion Agreement signed on December 31, 2013.

Asher Enterprises,, Inc. exercised its conversion rights pursuant to its Convertible note to convert $20,000 owed into 617,284 shares of common stock, on March 14, 2014 and another $20,000 owed into 809,717 shares of common stock, on March 26, 2014.

Tangiers Investment Group, LLC exercised its conversion rights pursuant to its Convertible note to convert $19,999.98 into 537,634 shares of common stock on February 19, 2014; $33,046.59 into 903,406 shares of common stock on February 19, 2014; and $18,000 into 725,807 shares of common stock on March 27, 2014.

PMB Securities Corp. received a total of 111,806 shares of common stock as payment for services under a Consulting Agreement dated June 1, 2013.

First Equity Group, Inc. received 200,000 shares of common stock as payment in lieu of cash for brokerage fees.

Management has evaluated other events subsequent to the balance sheet date for the year ended December 31, 2013, through April 15th, 2014 and determined that there has not been any material events that have occurred that would require adjustments to or disclosure in our Financial Statements.   Management has also considered all accounting pronouncements issued subsequent to year end and do not expect to have any retroactive restatement of these financial statements as a result of the subsequent implementation of any  new accounting principles.

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
101

Financial statements from the annual report on Form 10-K of Vision Industries Corp. for the year ended December 31, 2013, filed on April 15, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Changes in Stockholder’s Deficit; (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith.

F-2