Form 10-K/A
period 2013-12-31
VISION INDUSTRIES CORP
filed 2014-04-16
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐    No ☑

Quick Link to Table of Contents

Quick Link to Financial Statements

As of June 30, 2013 (i.e., the last day of registrant’s most recently completed second quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was $6,812,829 as computed by reference to the closing sale price on the OTCBB of such common stock ($0.08) multiplied by the number of shares of voting stock outstanding on June 28, 2013 held by non-affiliates (85,160,365 shares). Exclusion of shares from the calculation of aggregate market value does not signify that a holder of any such shares is an “affiliate” of the registrant.

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

AMENDMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year period ended December 31, 2013 is to submit Exhibit 101, which was rejected by EDGAR.  No other changes have been made.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason

Use of Certain Defined Terms

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

The follow-on units will come from a conditional purchase order that TTSI gave Vision in 2011, to purchase one hundred (100) Tyrano™ trucks. Part and parcel of that agreement is the option to buy the next three hundred (300) units in production.  The combined deal is worth, $108MM.  As an intermittent step between prototype to commercialization, Vision plans to use the DOE-funded fleets to fine-tune their designs, components, control strategy and overall general safety of its 3rd Generation Tyrano™ model, otherwise called the commercial build.

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

5.

Accrued expenses

Accounts payable and accrued expenses at December 31, 2013 and 2012 were $406,225 and $625,241, respectively and included operating expenses.  In 2013, the accrued expenses consist mainly of accrued interest totaling $204,545.

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

F-1