Form 10-Q
period 2014-03-31
VISION INDUSTRIES CORP
filed 2014-05-20
CIK 1405424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014

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

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2014 was 101,399,371

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 1A.  Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Vision Industries Corp.

Condensed Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$973	$10,583
Project in progress	281,333	167,656
Inventory	238,419	237,214
Prepaid expenses	46,812	37,147
Trade deposits	26,207	26,207
Total current assets	593,744	478,807

PROPERTY AND EQUIPMENT, NET	306,221	325,334

INTANGIBLE ASSETS, NET	218,101	225,136

OTHER ASSETS:
Deferred Loss	88,592	95,600
Other Assets	45,728	45,728
Total other assets	134,320	141,328

Total assets	$1,252,386	$1,170,605

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$388,971	$406,267
Current portion notes payable	2,257,603	369,000
Total current liabilities	2,646,574	775,267

NONCURRENT LIABILITIES:
Long-term portion of notes payable	510,958	2,346,911
Total noncurrent liabilities	510,958	2,346,911

Total liabilities	3,157,532	3,122,178

STOCKHOLDERS' DEFICIT:
Preferred stock,$.001 par value, 2,000,000 shares authorized , 250,000 issued and outstanding	250	250
Common stock, $.001 par value 500,000,000 authorized, 93,851,920 and 85,160,365 issued and outstanding, respectively	93,852	85,163
Additional paid in capital	21,474,650	20,320,905
Accumulated deficit	(23,473,898)	(22,357,891)
Total stockholders' deficit	(1,905,146)	(1,951,573)

Total liabilities and stockholders' deficit	$1,252,386	$1,170,605

See notes to condensed financial statements

Quick Link to Table of Contents

Vision Industries Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE:	$-	$-

DIRECT COSTS	-	-

	-	-

OPERATING EXPENSES:
Research and development	6,330	296
General and administrative	91,185	344,372
Equity based compensation	548,674	743,574
Depreciation and amortization	33,156	29,974
Total operating expenses	679,345	1,118,216

LOSS FROM OPERATIONS	(679,345)	(1,118,216)

OTHER INCOME (EXPENSE):
Miscellaneous Income	1,412	15,337
Interest expense	(103,733)	(50,123)
Loss on extinguishment of debt	(334,341)	-
Total other income (expense)	(436,662)	(34,786)

LOSS BEFORE INCOME TAXES	(1,116,007)	(1,153,002)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,116,007)	$(1,153,002)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	91,554,528	59,052,655

See notes to condensed financial statements

Quick Link to Table of Contents

Vision Industries Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,116,007)	$(1,153,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	548,674	743,574
Depreciation and amortization	33,156	29,974
Stock issued for services	17,266	63,400
Notes payable issued for services	7,900	-
Loss on extinguishment of debt	334,341	-
Debt discount amortized to interest expense	46,099	-
Changes in operating assets and liabilities:
Project in process	(113,677)	-
Inventory	(1,205)	(3,558)
Prepaid expenses and other current assets	(9,665)	(3,943)
Trade deposits	-	4,259
Accounts payable and accrued expenses	78,908	(32,052)
NET CASH USED IN OPERATING ACTIVITIES	(174,210)	(351,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,003)
Increase in security deposits	-	(35,970)

NET CASH USED IN INVESTING ACTIVITIES	-	(38,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	164,600	1,050,000
Principal payments on notes payable	-	(54,964)

NET CASH PROVIDED BY FINANCING ACTIVITIES	164,600	995,036

NET INCREASE (DECREASE) IN CASH	(9,610)	604,715

CASH, BEGINNING OF THE PERIOD	10,583	23,374

CASH, END OF THE PERIOD	$973	$628,089

See notes to condensed financial statements

Quick Link to Table of Contents

VISION INDUSTRIES CORP.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

1.

BASIS OF PRESENTATION AND GOING CONCERN

General Background and Business Environment

Vision Industries Corp. (the “Company” or “Vision”) was incorporated May 11, 2004 in the State of Florida with the intent of providing consulting services to the transportation industry.  In 2013, the Company moved its headquarters to Long Beach, California to concentrate on the development and production of zero-emission drivetrains for heavy-duty vehicles.

Management’s immediate vision for the high performance hydrogen drive system is to provide a pollution-free transportation solution for today’s drivers in California and to expedite availability of hydrogen fueling stations in and around the Ports of Long Beach and Los Angeles, California. Since 2011, Vision has engaged in “well-to-wheel” national initiatives to deploy its zero-emission fuel cell electric vehicles (“FCEV”) in nonattainment areas, such as the Port of Houston and the twin Ports of Los Angles and Long Beach.  Accompanying any regional fleet deployment are plans to build and operate a hydrogen fueling station, which Vision is actively funding with the assistance of government grants and traditional project financing.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other factors, raising additional capital.  The Company has obtained funds from its shareholders and from lenders since its inception, and believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business plan.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities.

On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets, income taxes, equity-based compensation, litigation and

Quick Link to Table of Contents

warranties.  The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events.

These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Project in Process

Costs incurred on grant milestones before our invoices are submitted are deferred and recorded as project in process on our balance sheet.  Such costs include labor, parts and supplies, and an allocation of overhead.  As of March 31, 2014 and December 31, 2013, we had deferred costs totaling $281,333 and $167.656, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

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

Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to seven years.

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

Deferred Loss

The loss realized on the February 2012 sale and leaseback transaction has been deferred and is being amortized using the straight-line method over the term of the lease.  As of March 31, 2014 and December 31, 2013, the balance of the deferred loss was $88,592 and $95,600, respectively.  Amortization expense was $7,008 for each of the three months ended March 31, 2014 and 2013.

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

Quick Link to Table of Contents

Stock-Based Compensation

All forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, are measured at fair value on the award’s grant date, based on the estimated number of awards that are expected to vest and amortized into expense over the vesting period.

The Company records equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

Revenue Recognition

The Company typically operates on a project basis and recognizes revenue when it has completed tasks specified in the particular contract for a specific project.  From time to time Vision may sell all or part of a development project for parts or components and recognizes the revenue from the sale when items are shipped. Revenue is recognized net of sales taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized to the extent where there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  The direct costs of a project are recorded as incurred, and are deferred and recognized as direct expense of a sale at time of invoice.

Research and Development Expenditures

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

Per Share Computations

Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the basic weighted-average number of common shares and the dilutive potential common shares outstanding during the period.  During the three months ended March 31, 2014 and 2013, we had no dilutive potential common shares; therefore, basic and diluted earnings per share were the same.

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the three months ended March 31, 2014 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2013 have been reclassified to conform to the presentation for the three months ended March 31, 2014.

Quick Link to Table of Contents

3.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2014	December 31, 2013

Computers and software	$ 30,569	$ 30,569
Furniture and fixtures	3,986	3,986
Office equipment	2,018	2,018
Leased assets	285,000	285,000
Leasehold improvements	46,191	46,191
Shop equipment	55,646	55,646
Production prototypes	73,240	73,240
	496,650	496,650
Less accumulated depreciation	(190,429)	(171,316)
	$ 306,221	$ 325,334

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

Depreciation expense for the three months ended March 31, 2014 and 2013 was $19,113 and $17,389, respectively.

4.

INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2014	December 31, 2013

Intellectual property	$ 365,836	$ 365,836
Accumulated amortization	(147,735)	(140,700)

Ending balance	$ 218,101	$ 225,136

Amortization expense for the three months ended March 31, 2014 and 2013 was $7,035 and $12,585, respectively.

Quick Link to Table of Contents

5.

NOTES PAYABLE

Notes payable consisted of the following at:

	Maturity Date	Interest Rate	March 31, 2014	December 31, 2013

TTSI lease	11/30/2016	15%	$ 280,630	$ 280,630
TTSI	8/22/2013	8%	50,000	50,000
QIF Malta 1 Ltd.	9/12/2013	8%	500,000	500,000
QIF Malta 1 Ltd.	6/30/14	8%	1,290,000	1,290,000
Tangiers Investment	7/11/2014	10%	-	52,500
Tangiers Investment	8/26/2014	10%	34,500	52,500
Asher #8	6/12/14	8%	53,500	93,500
Frau Margot Porchet	10/29/2016	10%	50,000	50,000
Kohall Holdings	10/29/2016	10%	50,000	50,000
Asher #9	8/14/2014	8%	42,500	42,500
Asher #10	9/12/2014	8%	53,000	53,000
JMJ Financial	12/11/2015	0%	27,917	25,000
Due to officer	Demand	0%	274,170	274,170
Gel Properties, LLC	1/22/2015	6%	30,000	-
Asher #11	10/30/2014	8%	37,500	-
LG Capital Funding, LLC	2/26/2015	8%	25,000	-
QIF Malta 1 Ltd.	9/30/2014	8%	80,000	-
Less debt discount			(110,156)	(97,889)

Total			2,768,561	2,715,911
Current portion			2,257,603	369,000

Long-term portion			$ 510,958	$ 2,346,911

Certain of the notes payable are convertible into shares of the Company’s common stock and are subject to discounts due to beneficial conversion features over the next 5 years.

As indicated in the table above, we are in default on certain of our notes payable.  We continue to have discussions with our lenders regarding the extension of maturity dates.

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (TTSI) of Rancho Dominguez, California. The lease is payable in forty eight (48) monthly installments of Seven Thousand Nine hundred Thirty-two-dollars ($7,932) and bears interest at 15%.   As of March 31, 2014, the current portion of the lease liability is $134,927 and the long-term portion is $145,703.  We are in default on the payments on the lease.  We entered into a forbearance agreement with TTSI, however, that agreement has expired.  We continue to have discussions with TTSI regarding the extension of the maturity date and restructuring of the payments.

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

Subsequently, on December 31, 2013, the Company entered into an Interest on Loan Conversion Agreement with QIF whereby the Company agreed to issue shares of its common stock on scheduled dates in 2014 in lieu of cash payments for interest on the total amount due of $1,790,000 at an agreed upon conversion price of $0.02 per share.  During the three months ended March 31, 2014, a total of 4,782,901 shares of the Company’s common stock were issued in payment of interest of $95,657.

On July 11, 2013, the Company executed a 10% convertible promissory note with Tangiers Investor Group, LLC in the principal amount of $52,500 due July 14, 2014. This note was converted in full into shares of the Company’s common stock during the three months ended March 31, 2014.

On August 26, 2013, the Company entered into a convertible loan agreement with Tangiers Investor Group, LLC in the principal amount of $52,500, bearing interest rate of 10% and maturing on August 14, 2014. During the three months ended March 31, 2014, $18,000 principal of this note was converted into shares of the Company’s common stock.

The Company has entered into a series of 8% convertible promissory notes with Asher Enterprises, LLC.  The notes bear interest at 8% and are generally payable nine months from the inception date.  The notes are convertible into shares of the Company’s common stock at a defined conversion price derived from market prices of the Company’s common stock.  During the three months ended March 31, 2014, $40,000 principal of one of the notes was converted into shares of the Company’s common stock.

On October 29, 2013, the Company entered into 10% convertible promissory notes with two private investors in the principal amount of $50,000 each, for a total of $100,000 due October 29, 2016.

During the three months ended March 31, 2014, the Company entered into a 6% convertible promissory note with Gel Properties, LLC in the principal amount of $30,000, due January 22, 2015, and a 8% convertible promissory note with LG Capital Funding, LLC in the principal amount of $25,000, due February 26, 2015.

On February 3, 2014, the Company entered into a 8% promissory note with QIF, due September 30, 2014, without a conversion feature.

The due to officer with a balance of $274,170 at March 31, 2014 and December 31, 2013 is non-interest bearing and payable upon demand.  The amount is included in long-term debt at March 31, 2014 and December 31, 2013 because no demand for payment is anticipated in the near term.  The officer has waived his right to collect on the payable during 2014.

6.

STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2014, the Company issued a total of 8,688,555 shares of its common stock:  4,782,901 shares valued at $319,588 for accrued interest payable to QIF, resulting in a loss on debt extinguishment of $223,931; 3,593,848 shares valued at $205,935 in conversion of notes payable of $110,510 and accrued interest payable of $547, reduction of debt discount of $15,521, resulting in a loss on debt extinguishment of $110,410; and 311, 806 shares valued at $17,266 for services.

During the three months ended March 31, 2013, the Company issued a total of 1,063,819 shares valued at $33,800 for conversion of notes payable and accrued interest payable and 300,000 shares issued to each of three individuals in payment of commissions for brokering a loan facility with QIF.

7.

SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Quick Link to Table of Contents

During the three months ended March 31, 2014 and 2013, the Company paid no amounts for income taxes or interest.

During the three months ended March 31, 2014, the Company had the following non-cash investing and financing activities:

•

Increased debt discount and additional paid-in capital by $70,970 for the beneficial conversion feature of new convertible notes payable.

•

Increased common stock by $3,594, increased additional paid-in capital by $202,342, decreased debt discount by $15,521, decreased notes payable by $110,500 and decreased accrued interest payable by $547 for the conversion of convertible notes payable to common stock.

•

Increased common stock by $4,783, increased additional paid-in capital by $314,805 and decreased accrued interest by $95,657 for the conversion of accrued interest to common stock.

During the three months ended March 31, 2013, the Company had the following non-cash investing and financing activities:

Increased common stock by $1,064, increased additional paid-in capital by $32,736, decreased notes payable by $32,500 and decreased accrued interest payable by $1,300 for the conversion of convertible notes payable to common stock.

8.

COMMITMENT AND CONTINGENCIES

On April 1, 2013, the Company entered into a 39-month lease agreement for its corporate headquarters in Long Beach, California.  The rent is $4,850 per month for the first six months; $9,991 for the second year; $10,291 for the third year; and $10,607 for the final three months of the lease term.

9.

SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On April 17, 2014, the Company issued 711,744 shares of its common stock to a lender in conversion of debt principal of $20,000.

On April 23, 2014, the Company issued 806,452 shares of its common stock to a lender in conversion of debt principal of $15,000.

On April 23, 2014, the Company issued 802,139 shares of its common stock to a lender in conversion of debt principal of $15,000.

On May 1, 2014, the Company issued 1,917,241 shares of its common stock to a lender in conversion of debt principal of $18,500 and accrued interest payable of $3,740.

On May 5, 2014, the Company issued 3,309,875 shares of its common stock to a lender in conversion of debt principal of $19,500 and accrued interest payable of $1,021.

On March 31, 2014, the Company entered into a convertible promissory note in the amount of $33,333 with Union Capital, LLC.  The note bears interest at a rate of 8% per annum and matures on March 31, 2015.  The note was funded subsequent to March 31, 2014.

On April 3, 2014, the Company entered into a convertible promissory note in the amount of $55,000 with Coventry Enterprises.  The note bears interest at a rate of 8% per annum and matures on April 2, 2015.

On April 3, 2014, the Company entered into a convertible promissory note in the amount of $86,500 with Typenex Co-Investment, LLC.  The note bears interest at a rate of 10% per annum and matures on December 3, 2015.

On April 9, 2014, the Company entered into a convertible promissory note in the amount of $60,000 with JDF Capital.  The note bears interest at a rate of 10% and matures on October 7, 2015.

On April 4, 2014, the Company entered into a convertible promissory note in the amount of $250,000 with Vista Capital Investments, LLC and received the first advance of $25,000.   The note bears interest at a rate of 10%, with each advance maturing one year from funding.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward Looking Statements

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

General

The company’s mission statement is to “develop zero-emission transportation solutions for the 21st century.”  To achieve this mission, Vision has internally organized itself to focus on fuel cell vehicle technology and hydrogen fueling. With that as a backdrop, Vision engaged in numerous “well-to-wheel” national initiatives since the beginning of the year. Center to the Company’s efforts are the awarded government grants. Vision has won two (2) U.S. Department of Energy grants ($4.4MM in total) to put demonstration fleets of fuel cell electric Class 8 trucks at the Ports of Houston and Los Angeles.

Vision Motor Corporation, the Company’s fuel cell vehicle division, entered 2014 with its on-road Class 8 fuel cell electric truck, the Tyrano™, on the verge of commercialization. The Company’s other vehicle type, a Class 8 terminal tractor, the Zero-TT™, is still in the prototyping stage.

The Vehicle Business

Vision entered 2014 with a roadmap to strategically move the company’s on-road Class 8 fuel cell electric big rig, the Tyrano™, from R&D to full-commercialization.   The kickoff event is the execution of two (2) U.S. Department of Energy Zero-Emission Cargo Transportation (ZECT) grants.  The U.S. Department of Energy (DOE) grants calls for the deployment of a fleet of four (4) Tyrano Class 8 trucks in drayage operations at the twin Ports of Los Angeles & Long Beach and a fleet of twenty (20) Tyrano Class 8 trucks at the Port of Houston for a period of two (2) years.  Both grants are cost-shares between the DOE and the primary recipient.

On March 10, 2014, Vision held a Customer Requirements meeting, with its launch customer, Total Transportation Services, Inc. (TTS-I).  The meeting signified the official kickoff of the Los Angeles-based DOE grant.  Since then, Vision’s Engineering Team has completed the system design for the pre-commercial build, the template for the 100-unit purchase order from TTS-I.

In the 1st Quarter of 2014, Vision continued its joint-development collaboration with Balqon Corporation (OTCBB: BLQN) and Cargotec USA, to develop the world’s first fuel cell electric (FCE) Terminal Tractor, the Zero-TT.  The FCE Zero-TT will be built on Cargotec’s Kalmar Ottawa 4x2 chassis (110” wheelbase), made electric by Balqon, and then upgraded with Vision’s fuel cell technology for its range extension capabilities.  At its current pace, Vision is looking forward to having a working prototype in the 4th Quarter of 2014.

Future Business Opportunities

On March 12, 2014, Vision was approached by a Fortune 500 Oil & Gas company to prototype a fuel cell electric vehicle for their fluids management division.  Vision is currently going through their vendor qualification process to be able to submit a proposal for

Quick Link to Table of Contents

funding.  Reciprocally, the potential customer has filled-out Vision’s preliminary customer requirements document.  An official proposal is expected to be submitted sometime mid-summer of this year.

On April 30, 2014, Vision was notified that its proposal to build a fuel cell-electric refuse truck has won Phase 1 approval by the U.S. Department of Energy's SBIR/STTR Program (DOE FOA 0001406).  Under the proposal, Vision Industries will be collaborating with the City of Santa Monica's (California) Public Works Division, where the Fuel Cell Electric Refuse Truck will be placed in demonstration service. The project aims to measure and demonstrate operational cost-effectiveness, emission reduction and commercial viability of a heavy-duty fuel cell electric vehicle in the refuse service.

On April 21, 2014, Vision delivered six electric bikes to the Boston Police Department. The bikes are prototype electric bikes, designed to be used by Police units for crowd control or patrolling in areas where vehicle traffic is restricted.  Vision will evaluate the results of this test and analyze market opportunities before entering this field of business.  The six bicycles were purchased by a Boston resident from Vision and donated to the Police Department.

Government Policy Initiatives

In the first quarter of 2014, Vision made concerted efforts to particulate in shaping Hydrogen policy at the state and national-level.  In the State of California, the Company attended policy meetings at the California Air Resources Board (CARB) to insure favorable outcomes concerning two (2) initiatives:

•

Hybrid Voucher Incentive Program (HVIP).  The HVIP is a first-come, first-served voucher program whose cash value at participating dealerships, range from $8,000 to $45,000 for the purchase of each eligible new hybrid or electric truck or bus.  A heavy-duty FCEV is expected to command a top-end voucher amount.  Currently, there is $15MM set aside for the heavy-duty vehicle category for 2014-2015.  Vision expects to qualify its Class 8 Tyrano™ by the end of the year.  The inclusion of Vision’s FCEVs into the program should have a positive effect with customer purchasing.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model.  We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with GAAP, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues

Quick Link to Table of Contents

and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors.  Management believes it has exercised reasonable judgment in deriving these estimates.  Consequently, a change in conditions could affect these estimates.

Income Taxes

We account for income taxes using the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  For stock awards no longer expected to vest, any previously recognized stock compensation expense is reversed in the period of termination.  The stock-based compensation expense is included in general and administrative expenses.

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended March 31, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Research and Development

Research and development expenses increased by $6,034 to $6,330 in the three months ended March 31, 2014 from $296 in the three months ended March 31, 2013.  At this time, much of our efforts are focused on grant milestones for the Los Angeles-based DOE grant, and we currently defer labor and other costs to projects in progress on our balance sheet rather than expensing the costs to research and development.

General and Administrative Expenses

General and administrative expenses decreased by $253,187 to $91,185 in the three months ended March 31, 2014 from $344,372 in the three months ended March 31, 2013.  The decrease in general and administrative expenses in the current period is due primarily to our deferring certain cost and expenses to projects in progress and to decreases in salaries and professional fees.

Equity Based Compensation

Equity-based compensation expense decreased by $194,900 to $548,674 in the three months ended March 31, 2014 from $743,574 in the three months ended March 31, 2013.  We amortize the value of equity-based compensation over the periods the awards vest.  As a result the compensation expense may vary from period to period as vesting periods end.

Depreciation and Amortization Expense

Depreciation and amortization increased by $3,182 to $33,156 in three months ended March 31, 2014 from $29,974 in the three months ended March 31, 2013.  Much of the increase is due to depreciation of our property and equipment resulting from additions purchased during 2013.

Other Income (Expense)

Miscellaneous income is not material to our results of operations, and decreased to $1,412 in the three months ended March 31, 2014 from$15,337 in the three months ended March 31, 2013.

Interest expense increased by $53,610 to $103,733 in the three months ended March 31, 2014 from $50,123 in the three months ended March 31, 2013.  We continue to fund our operations primarily with debt, with resultant increases in interest expense.

We reported a loss on extinguishment of debt of $334,341 in the three months ended March 31, 2014 from the conversion of debt to equity.  Generally, we record the issuance of our common stock at current market prices and the debt conversion prices are discounted from market prices, resulting in a difference that is recorded as a loss on extinguishment of debt.  We did not report a loss on extinguishment of debt in the three months ended March 31, 2013.

Net Loss

Quick Link to Table of Contents

As a result, we reported a net loss for the three months ended March 31, 2014 of $1,116,007, compared to a net loss of $1,153,002 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficit of $2,052,830 and a total stockholders’ deficit of $1,905,146.  Our cash balance at March 31, 2014 was $973, and we are dependent on our ability to continue to raise funds primarily through debt financing.

During the three months ended March 31, 2014, we used net cash of $174,210 in operating activities as a result of our net loss of $1,116,007 and increases in project in process of $113,677, inventory of $1,205 and prepaid expenses and other current assets of $9,665, partially offset by non-cash expenses totaling $987,436, and an increase in accounts payable and accrued expenses of $78,908.

By comparison, during the three months ended March 31, 2013, we used net cash of $351,348 in operating activities as a result of our net loss of $1,153,002 and increases in inventory of $3,558, prepaid expenses and other current assets of $3,943 and a decrease in accounts payable and accrued expenses of $32,052, partially offset by non-cash expenses totaling $836,948 and a decrease in trade deposits of $4,259.

We had no net cash provided by or used in investing activities in the three months ended March 31, 2014.  Net cash used in investing activities in the three months ended March 31, 2013 was $38,973, comprised of purchase of property and equipment of $3,003 and increase in security deposits of $35,970.

Net cash provided by financing activities during the three months ended March 31, 2014 was $164,600, comprised of proceeds from notes payable.  Net cash provided by financing activities during the three months ended March 31, 2013 was $995,036, comprised of proceeds from notes payable of $1,050,000, partially offset by principal payments on notes payable of $54,964.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate any revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon, among other factors, raising additional capital.  The Company has obtained funds from its shareholders and from lenders since its inception, and believes this funding will continue and will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its business plan.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed March 31, 2014.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, the Company did not issued any unregistered shares of its common stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5

OTHER INFORMATION

On April 24, 2014, David Moreno tendered his resignation as acting Chief Financial Officer (“CFO”) of the Company.  Mr. Moreno’s resignation is not the result of any disagreement with the Company regarding its operations, policies or practices.

On May 1, 2014, the Board of Directors approved the appointment of Mr. Dennis P. Gauger, age 62, as acting CFO.  Pursuant to Mr. Gauger’s consulting agreement, dated April 30, 2014 (the “Agreement”), he shall serve as acting CFO until April 30, 2015, the term of the agreement, unless terminated by either Mr. Gauger or the Company.

Dennis P. Gauger, a Certified Public Accountant, has over 37 years of professional experience, providing a variety of businesses, their owners and management timely, expert financial management, accounting, consulting and SEC compliance services. Prior to starting his own firm in May 1998, Mr. Gauger served in three offices of an international “Big Four” accounting firm, including 9 years as an accounting and auditing partner and 10 years in that firm's emerging business services division. He has experience in a variety of industries including: manufacturing, high technology, software, aviation, retail and distribution, financial services, hospitality and gaming, food services, mining, telecommunications, medical devices and real estate.  Mr. Gauger has served as a full-time chief financial officer (“CFO”) and as a part-time contract financial executive, compliance and business consultant to mature and emerging businesses in a variety of industries.

Mr. Gauger graduated with honors with a BS degree in accounting from Brigham Young University. He is a licensed Certified Public Accountant in the states of Utah and Nevada and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Mr. Gauger is not related to any person, promoter or control person of Vision Industries Corp.

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

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.

Quick Link to Table of Contents

99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
99.11	Jerome Torresyap Employment Agreement Filed on August 2, 2012, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated August 1, 2012, and incorporated herein by reference
99.12	QIF Malta 1 Ltd Loan Agreement February 4, 2013 Filed on February 12, 2013, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated February 4, 2013, and incorporated herein by reference
101.INS**	XBRL Instance Document Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document Filed herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document Filed herewith

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: May 20, 2014	/s/ MARTIN SCHUERMANN
Martin Schuermann
Chief Executive Officer, Secretary, Treasurer and Director

Dated: May 20, 2014	/s/ DENNIS P. GAUGER
Dennis P. Gauger
Acting Chief Financial Officer