Form 10-Q
period 2014-06-30
VISION INDUSTRIES CORP
filed 2014-08-14
CIK 1405424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

or

¨ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission File Number: 000-53315

VISION INDUSTRIES CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1908451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2230 E. Artesia Blvd., Long Beach, CA 90805
(Address of Principal Executive Offices)

(310) 454-5658
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  x   No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  x    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes o    No  x

The number of shares of registrant’s common stock outstanding, as of August 13, 2014 was 174,378,738.

VISION INDUSTRIES CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION INDUSTRIES CORP.
Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$ 7,249	$ 10,583
Project in process	389,395	167,656
Inventory	237,221	237,214
Prepaid expenses and other current assets	60,931	37,147
Trade deposits	26,207	26,207
Total current assets	721,003	478,807

PROPERTY AND EQUIPMENT, NET	287,042	325,334
INTANGIBLE ASSETS, NET	211,066	225,136
OTHER ASSETS:
Deferred loss	81,584	95,600
Other assets	45,928	45,728
Total other assets	127,512	141,328

Total assets	$ 1,346,623	$ 1,170,605

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 369,293	$ 406,267
Current portion of notes payable	2,295,808	369,000
Total current liabilities	2,665,101	775,267

NONCURRENT LIABILITIES:
Long-term portion of notes payable	241,801	2,072,741
Note payable – related party	274,170	274,170
Total noncurrent liabilities	515,971	2,346,911

Total liabilities	3,181,072	3,122,178

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, 150,000 and 250,000 shares issued and outstanding	150	250
Common stock, $0.001 par value; 500,000,000 shares authorized, 118,359,445 and 85,160,365 shares issued and outstanding	118,359	85,163
Additional paid-in capital	21,659,083	20,320,905
Accumulated deficit	(23,612,041)	(22,357,891)
Total stockholders’ deficit	(1,834,449)	(1,951,573)

Total liabilities and stockholders’ deficit	$ 1,346,623	$ 1,170,605

See notes to condensed financial statements

VISION INDUSTRIES CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE	$ -	$ -	$ -	$ -

DIRECT COSTS	-	-	-	-

	-	-	-	-

OPERATING EXPENSES:
Research and development	8,524	2,455	14,854	2,629
General and administrative	258,915	310,783	350,100	673,079
Equity based compensation	(539,652)	802,668	9,022	1,546,242
Depreciation and amortization	33,222	40,356	66,378	70,332

Total operating expenses	(238,991)	1,156,262	440,354	2,292,282

INCOME (LOSS) FROM OPERATIONS	238,991	(1,156,262)	(440,354)	(2,292,282)

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	(3,066)	119	(1,654)	30
Interest expense	(140,575)	(47,287)	(244,308)	(97,409)
Legal settlement	-	(185,000)	-	(185,000)
Gain (loss) on extinguishment of debt	(233,493)	21,586	(567,834)	37,012

Total other income (expense)	(377,134)	(210,582)	(813,796)	(245,367)

LOSS BEFORE INCOME TAXES	(138,143)	(1,366,844)	(1,254,150)	(2,537,649)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (138,143)	$ (1,366,844)	$ (1,254,150)	$ (2,537,649)

NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	102,947,664	59,341,479	97,281,077	59,628,431

See notes to condensed financial statements

VISION INDUSTRIES CORP.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,254,150)	$ (2,537,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based compensation	9,022	1,546,242
Depreciation and amortization	66,378	70,330
Stock issued for services	17,266	76,870
Notes payable issued for services	29,300	-
Loss on extinguishment of debt	567,834	-
Debt discount amortized to interest expense	128,708	-
Changes in operating assets and liabilities:
Project in process	(221,739)	-
Inventory	(7)	(43,751)
Prepaid expenses and other current assets	(23,784)	(32,286)
Trade deposits	-	4,259
Accounts payable and accrued expenses	161,490	(49,218)

NET CASH USED IN OPERATING ACTIVITIES	(519,682)	(965,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(79,836)
Increase in other assets	(200)	(35,970)

NET CASH USED IN INVESTING ACTIVITIES	(200)	(115,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	520,200	1,345,000
Payment of stock issuance costs	(3,652)	-
Principal payments on notes payable	-	(53,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	516,548	1,292,000

NET INCREASE (DECREASE) IN CASH	(3,334)	210,991
CASH, BEGINNING OF THE PERIOD	10,583	23,374

CASH, END OF THE PERIOD	$ 7,249	$ 234,365

See notes to condensed financial statements

VISION INDUSTRIES CORP.

Notes to Condensed Financial Statements

Six Months Ended June 30, 2014

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

Project in Process

Costs incurred on grant milestones before our invoices are submitted are deferred and recorded as project in process on our balance sheet.  Such costs include labor, parts and supplies, and an allocation of overhead.  As of June 30, 2014 and December 31, 2013, we had deferred costs totaling $389,395 and $167.656, respectively.

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

Deferred Loss

The loss realized on the February 2012 sale and leaseback transaction has been deferred and is being amortized using the straight-line method over the term of the lease.  As of June 30, 2014 and December 31, 2013, the balance of the deferred loss was $81,584 and $95,600, respectively.  Amortization included in depreciation expense was $7,008 for each of the three months ended June 30, 2014 and 2013 and $14,016 for each of the six months ended June 30, 2014 and 2013.

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

Per Share Computations

Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the basic weighted-average number of common shares and the dilutive potential common shares outstanding during the period.  During the three months and six months ended June 30, 2014 and 2013, we had no dilutive potential common shares; therefore, basic and diluted earnings per share were the same.

Recently Issued Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the six months ended June 30, 2014 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2013 have been reclassified to conform to the presentation for the three months and six months ended June 30, 2014.

3.

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2014	December 31, 2013

Computers and software	$ 30,569	$ 30,569
Furniture and fixtures	3,986	3,986
Office equipment	2,018	2,018
Leased assets	285,000	285,000
Leasehold improvements	46,191	46,191
Shop equipment	55,646	55,646
Production prototypes	73,240	73,240

	496,650	496,650
Less accumulated depreciation	(209,608)	(171,316)

	$ 287,042	$ 325,334

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

Depreciation expense was $26,187 and $34,781for the three months ended June 30, 2014 and 2013 and $52,308 and $59,178 for the six months ended June 30, 2014 and 2013, respectively. Added to the depreciation expense is pro rata recognition of deferred loss on a sales/leaseback arrangement in the amount of $7,008 for the three months ended June 30, 2014 and 2013 and $14,016 for the six months ended June 30, 2014 and 2013.

4.

INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2014	December 31, 2013
Intellectual property	$ 365,836	$ 365,836
Accumulated amortization	(154,770)	(140,700)
Ending balance	$ 211,066	$ 225,136

Amortization expense was $7,035 and $12,585 for the three months ended June 30, 2014 and 2013 and $14,070 and $25,170 for the six months ended June 30, 2014 and 2013, respectively.

5.

NOTES PAYABLE

Notes payable consisted of the following at:

	Maturity Date	Interest Rate	June 30, 2014	December 31, 2013

TTSI lease	11/30/2016	15%	$ 280,630	$ 280,630
TTSI	8/22/2013	8%	50,000	50,000
QIF Malta 1 Ltd.	9/12/2013	8%	500,000	500,000
QIF Malta 1 Ltd.	6/30/2014	8%	1,290,000	1,290,000
Tangiers Investment	7/11/2014	10%	-	52,500
Tangiers Investment	8/26/2014	10%	-	52,500
Asher #8	6/12/2014	8%	-	93,500
Frau Margot Porchet	10/29/2016	10%	50,000	50,000
Kohall Holdings	10/29/2016	10%	50,000	50,000
Asher #9	8/14/2014	8%	-	42,500
Asher #10	9/12/2014	8%	33,000	53,000
JMJ Financial	12/11/2015	0%	21,077	25,000
Due to officer	Demand	0%	274,170	274,170
Gel Properties, LLC	1/22/2015	6%	30,000	-
Asher #11	10/30/2014	8%	37,500	-
LG Capital Funding, LLC	2/26/2015	8%	25,000	-
QIF Malta 1 Ltd.	9/30/2014	8%	80,000	-
KBM Worldwide, Inc.	3/5/2015	8%	53,000	-
Beaufort Capital Partners, LLC	12/5/2014	0%	52,500	-
Beaufort Capital Partners, LLC	12/5/2014	0%	50,000	-
Coventry Enterprises, LLC	4/2/2015	8%	55,000	-
JDF Capital Inc.	10/7/2015	8%	60,000	-
JMJ Financial	4/16/2016	0%	27,917	-
JMJ Financial	6/23/2016	0%	27,917	-
Typenex Co-Investment, LLC	12/3/2014	10%	86,500	-
Vista Capital Investments, LLC	4/4/2015	10%	27,500	-
Union Capital	3/31/2015	8%	33,333	-
Less debt discount			(383,265)	(97,889)

Total			2,811,779	2,715,911
Current portion			2,295,808	369,000

Long-term portion			$ 515,971	$ 2,346,911

Certain of the notes payable are convertible into shares of the Company’s common stock and are subject to discounts due to beneficial conversion features over the next 5 years.

As indicated in the table above, we are in default on certain of our notes payable.  We continue to have discussions with our lenders regarding the extension of maturity dates.

On February 29, 2012, Vision entered into a Sale Leaseback Agreement with Total Transportation Services, Inc. (“TTS-I”) of Rancho Dominguez, California. The lease is payable in 48 monthly installments of $7,932 starting on November 30, 2012, and bears interest at 15%.   As of June 30, 2014, the current portion of the lease liability is $134,927 and the long-term portion is $145,703.  We are in default on the payments on the lease.  We entered into a forbearance agreement with TTS-I, however, that agreement has expired.  We continue to have discussions with TTS-I regarding the extension of the maturity date and restructuring of the payments.

On August 22, 2012 the Company entered into a secured convertible promissory note for $50,000 with TTSI. The convertible note matures on August 22, 2013 and bears interest at a rate of 8%. The note is collateralized by the Company’s Kenworth Series T800 Glider; and security interests in all copyrights and patents.

On September 12, 2012, the Company entered into a loan agreement with QIF Malta 1 Ltd in the amount of $500,000, bearing interest rate of 8% and maturing on September 12, 2013, without a conversion feature.

On February 4, 2013, the Company entered into a new agreement with QIF Malta 1 Ltd. (“QIF”), for a principal sum of $1,290,000, plus the previous loan amount of $500,000 (dated September 12, 2012), which included outstanding interest, pursuant to a new Loan Agreement (“New Loan”). The outstanding principal balance of the New Loan bears interest at the rate of 8% per annum and does not include a conversion feature. The total amount due of $1,790,000, plus outstanding interest, is payable to QIF in three equal installments on October 31, 2013, November 30, 2013, and June 30, 2014. The New Loan also includes a non-dilution clause, applied to QIF and to five other entities that collectively held a 57% majority interest in Vision.

Subsequently, on December 31, 2013, the Company entered into an Interest on Loan Conversion Agreement with QIF whereby the Company agreed to issue shares of its common stock on scheduled dates in 2014 in lieu of cash payments for interest on the total amount due of $1,790,000 at an agreed upon conversion price of $0.02 per share.  During the six months ended June 30, 2014, a total of 4,782,901 shares of the Company’s common stock were issued in payment of interest of $131,456.

On July 11, 2013, the Company entered into a 10% convertible promissory note with Tangiers Investor Group, LLC in the principal amount of $52,500 due July 14, 2014. This note was converted in full into shares of the Company’s common stock during the six months ended June 30, 2014.

On August 26, 2013, the Company entered into a 10% convertible promissory note with Tangiers Investor Group, LLC in the principal amount of $52,500, due August 14, 2014. This note was converted in full into shares of the Company’s common stock during the six months ended June 30, 2014.

The Company has entered into a series of 8% convertible promissory notes with Asher Enterprises, LLC.  The notes bear interest at 8% and are generally payable nine months from the inception date.  The notes are convertible into shares of the Company’s common stock at a defined conversion price derived from market prices of the Company’s common stock.  During the six months ended June 30, 2014, a total of $156,000 principal of three of the notes, along with a total of $5,440 of accrued interest, were converted into shares of the Company’s common stock.  At June 30, 2014, two notes with a total principal balance of $70,500 were outstanding.

On October 29, 2013, the Company entered into 10% convertible promissory notes with two private investors in the principal amount of $50,000 each due October 29, 2016.

In December 2013, the Company entered into a 0% convertible promissory note with JMJ Financial in the principal amount of $27,917, due February 11, 2015.  During the six months ended June 30, 2014, principal of $6,840 was converted into shares of the Company’s common stock, resulting in a principal balance of $21,077 at June 30, 2014.

In January 2014, the Company entered into a 6% convertible promissory note with Gel Properties, LLC in the principal amount of $30,000, due January 22, 2015.

In February 2014, the Company entered into an 8% convertible promissory note with LG Capital Funding, LLC in the principal amount of $25,000, due February 26, 2015.

In February 2014, the Company entered into an 8% promissory note with QIF in the principal amount of $80,000, due September 30, 2014, without a conversion feature.

In March 2014, the Company entered into an 8% convertible promissory note with Union Capital in the principal amount of $33,333, due March 31, 2015.

In April 2014, the Company entered into an 8% convertible promissory note with Coventry Enterprises, LLC in the principal amount of $55,000, due April 2, 2015.

In April 2014, the Company entered into an 8% convertible promissory note with JDF Capital Inc. in the principal amount of $60,000, due October 7, 2015.

In April 2014, the Company entered into a 0% convertible promissory note with JMJ Financial in the principal amount of $27,917, due April 16, 2016.

In April 2014, the Company entered into a 10% convertible promissory note with Typenex Co-Investments, LLC in the principal amount of $86,500, due December 3, 2014.

In April 2014, the Company entered into a 10% convertible promissory note with Vista Capital Investments, LLC in the principal amount of $27,500, due April 4, 2015.

In June 2014, the Company entered into an 8% convertible promissory note with KBM Worldwide in the principal amount of $53,000, due March 5, 2015.

In June 2014, the Company entered into two 0% convertible promissory notes with Beaufort Capital Partners, LLC, one with an original principal balance of $60,000 and one with an original principal balance of $52,500.  Both notes are due December 5, 2014.  During June 2014, $10,000 of one of the notes was converted into shares of the Company’s common stock.

In June 2014, the Company entered into a 0% convertible promissory note with JMJ Financial in the principal amount of $27,917, due June 23, 2016.

The noncurrent note payable – related party is due to an officer with a balance of $274,170 at June 30, 2014 and December 31, 2013 is non-interest bearing and payable upon demand.  The amount is included in long-term debt at June 30, 2014 and December 31, 2013 because no demand for payment is anticipated in the near term.  The officer has waived his right to collect on the payable during 2014.

6.

STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2014, the Company issued a total of 33,199,080 shares of its common stock:  6,572,902 shares valued at $343,037 for accrued interest payable of $131,456 to QIF, resulting in a loss on debt extinguishment of $211,581; 25,814,372 shares valued at $589,127 in conversion of notes payable of $277,840 and accrued interest payable of $7,008, reduction of debt discount of $42,475, resulting in a loss on debt extinguishment of $346,753; 311, 806 shares valued at $17,266 for services; and 500,000 shares valued at $9,100 for conversion of preferred stock, resulting in a loss of $9,500. For the six months ended June 30, 2014, the total loss on the issuance of common stock for the extinguishment of debt and conversion of preferred stock was $567,834.

During the six months ended June 30, 2013, the Company issued a total of 1,063,819 shares valued at $33,800 for conversion of notes payable and accrued interest payable, 300,000 shares were issued to each of three individuals in payment of commissions for brokering a loan facility with QIF, and 250,000 shares were issued to three individuals for payment of investment banking services.

In May 2014, the holder of 100,000 shares of preferred stock converted those shares into 500,000 shares of the Company’s common stock.  The common shares were valued at market, or $9,100, resulting in a loss on the conversion of $9,500.

7.

SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the six months ended June 30, 2014 and 2013, the Company paid no amounts for income taxes or interest.

During the six months ended June 30, 2014, the Company had the following non-cash investing and financing activities:

•

Increased debt discount and additional paid-in capital by $406,975 for the beneficial conversion feature of new convertible notes payable.

•

Increased common stock by $25,814, increased additional paid-in capital by $563,312, decreased debt discount by $42,475, decreased notes payable by $277,840 and decreased accrued interest payable by $7,008 for the conversion of convertible notes payable to common stock, which resulted in a loss on extinguishment of debt of $346,753.

•

Increased common stock by $6,573, increased additional paid-in capital by $336,464 and decreased accrued interest by $131,456 for the conversion of accrued interest to common stock, which resulted in a loss on extinguishment of debt of $211,581.

•

Increased notes payable and decreased accounts payable and accrued expenses by $60,000 for debt issued for accounts payable.

•

Increased common stock by $500, increased additional paid-in capital by $9,100 and decreased preferred stock by $100 for conversion of preferred stock to common stock, which resulted in a loss of $9,500.

During the six months ended June 30, 2013, the Company had the following non-cash investing and financing activities:

•

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

9.

SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

The Company has scheduled a special meeting of shareholders to be held at the offices of the Company on August 22, 2014.  The purpose of the meeting is to obtain shareholder approval to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock to 10,000,000,000 shares.

On July 7, 2014, the Company issued 5,059,091 shares of its common stock to a lender in conversion of debt principal of $11,130.

On July 8, 2014, the Company issued 750,000 shares of its common stock to an investor in conversion of preferred stock of $150.

On July 8, 2014, the Company issued 2,777,778 shares of its common stock to a lender in conversion of debt principal of $5,000.

On July 14, 2014, the Company issued 6,333,333 shares of its common stock to a lender in conversion of debt principal of $13,300.

On July 14, 2014, the Company issued 5,000,000 shares of its common stock to a lender in conversion of debt principal of $7,500.

On July 15, 2014, the Company issued 5,090,476 shares of its common stock to a lender in conversion of debt principal of $8,570 and accrued interest payable of $2,120.

On July 22, 2014, the Company issued 6,900,000 shares of its common stock to a lender in conversion of debt principal of $690.

On August 4, 2014, the Company issued 4,244,032 shares of its common stock to a lender in conversion of debt principal of $8,000.

On August 4, 2014, the Company issued 7,200,000 shares of its common stock to a lender in conversion of debt principal of $720.

On August 5, 2014, the Company issued 6,333,333 shares of its common stock to a lender in conversion of debt principal of $11,400.

On August 7, 2014, the Company issued 6,331,250 shares of its common stock to a lender in conversion of debt principal of $10,130.

On July 11, 2014, the Company entered into a convertible promissory note in the amount of $67,500 with Beaufort Capital Partners, LLC.  The note bears interest at a rate of 0% per annum and matures on July 11, 2015.

On July 15, 2014, the Company entered into a convertible promissory note in the amount of $42,500 with KBM Worldwide, Inc..  The note bears interest at a rate of 8% per annum and matures on April 17, 2015.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The company’s mission statement is to “develop zero-emission transportation solutions for the 21st century. “  To achieve this mission, Vision has internally organized itself to focus on fuel cell vehicle technology and hydrogen fueling. With that as a backdrop, Vision has engaged in numerous “well-to-wheel” national initiatives since the beginning of the year. Center to the Company’s efforts are the awarded government grants. Vision has won two (2) U.S. Department of Energy grants ($4.4MM in total) to put demonstration fleets of fuel cell electric Class 8 trucks at the Ports of Houston and Los Angeles.

Vision Motor Corporation, the Company’s fuel cell vehicle division, entered 2014 with its on-road Class 8 fuel cell electric truck, the Tyrano™, on the verge of commercialization. The Company’s other vehicle type, a Class 8 terminal tractor, the Zero-TT™, is still in the prototyping stage.

To cover its portion in the cost-share grants, Vision has been actively involved raising capital through European and domestic contacts.   In the meantime, Vision has funded its day-to-day operations through short-term convertible notes.

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

During the 1st Quarter of 2014, Vision reported holding a Customer Requirements meeting, with its launch customer, Total Transportation Services, Inc. (TTS-I).  The meeting signified the official kickoff of the Los Angeles-based DOE grant, where Vision is the primary recipient.  Since then, Vision’s Engineering Team has completed the system design for the pre-commercial build, the template for the 100-unit purchase order from TTS-I. The Team is now engaged in the validation phase of the development cycle. The

Company also reports its progress quarterly to the South Coast Air Quality Management District (SCAQMD), the administrators of the Los Angeles-based DOE grant.

The Houston-Galveston Area Council (H-GAC), the grant administrator and Total Transportation Services, Inc., the primary recipient, are still negotiating the Houston-based DOE grant.  Vision is a sub-recipient in the Houston-based grant.

In the 2nd Quarter of 2014, Vision continued its joint-development collaboration with Balqon Corporation (OTCBB: BLQN) and Cargotec USA, to develop the world’s first fuel cell electric (FCE) Terminal Tractor, the Zero-TT.  The FCE Zero-TT will be built on Cargotec’s Kalmar Ottawa 4x2 chassis (110” wheelbase), made electric by Balqon, and then upgraded with Vision’s fuel cell technology for its range extension capabilities.  Currently, the electrification of the prototype vehicle is still being completed at Balqon.

Creating Intellectual Property

On June 12, 2014, Vision Industries Corporation announced that it would introduce its “Intelligent Range Extender” system in its next generation Class 8 trucks, originally designed for short-haul cargo transportation. Coined, Intelligent Range Extension (IREx™), IRExTM is the integration of GPS and Fleet Management Software to build an optimal fuel cell-profile that governs the electric drivetrain, fuel cell and battery management systems.  The end result is a zero-emission transportation fleet that optimizes its energy consumption per mile.

This system will be designed to interface with any fleet management system used to date and is intended to be integrated into future Terminal Operation Software to further streamline and improve the overall efficiency of Drayage Fleet Operation.

Future Business Opportunities

On April 21, 2014, Vision delivered six (6) electric bikes to the Boston Police Department. The bikes are prototype electric bikes, to be used by Police units for crowd control or patrolling in areas where vehicle traffic is restricted.  Vision will evaluate the results of this test and analyze market opportunities before entering this field of business.  The electric bicycles are currently being marketed by vBike, LLC.

On April 30, 2014, Vision was notified that its proposal to build a fuel cell-electric refuse truck has won Phase 1 approval by the U.S. Department of Energy's SBIR/STTR Program (DOE FOA 0001406).  Under the proposal, Vision Industries will be collaborating with the City of Santa Monica's (California) Public Works Division, where the Fuel Cell Electric Refuse Truck will be placed in demonstration service. The project aims to measure and demonstrate operational cost-effectiveness, emission reduction and commercial viability of a heavy-duty fuel cell electric vehicle in refuse service.  If the Company’s demonstration proposal is selected for Phase 2 funding, the DOE will award Vision with a $1MM grant to develop the FCE refuse truck.  The City of Santa Monica would be the potential launch customer.

On May 13, 2014, Vision held second-round talks with a top-tier Canadian Energy Solutions Company to prototype a fleet Tyrano™ trucks at a remote mining site in Northern Canada. The mining site has a massive wind turbine facility which can produce hydrogen through an electrolyzer.  With the capability to produce on-site hydrogen, the mining company hopes to eliminate the need for shipping large quantities of diesel fuel (to the remote site) before onset of winter.  During the winter season, the shipping lanes are usually frozen.  In attendance, were also government officials from Natural Resources Canada and Industry Canada.  An official request for proposal from the Canadian Energy Solutions Company is expected sometime in the 4th Quarter of this year.

Government Policy Initiatives

In the second quarter of 2014, Vision made concerted efforts to participate in shaping Hydrogen policy at the state-level.  The Company attended policy meetings at the California Air Resources Board (CARB) and the California Energy Commission (CEC) to insure favorable outcomes at the following programs:

•

Hybrid Voucher Incentive Program (HVIP).  The HVIP is a first-come, first-served voucher program whose cash value at participating dealerships, range from $8,000 to $45,000 for the purchase of each eligible new hybrid or electric truck or bus.  In August of 2014, the California Air Resources Board, the administrators of the program, is expected to increase the voucher amount to $110,000 for heavy-duty fuel cell electric vehicles operating in disadvantaged communities.  Vision expects to qualify its Class 8 Tyrano™ by the end of the year.  The inclusion of Vision’s FCEVs into the program would make the net purchasing cost of the Company’s vehicles comparable to that of a traditional diesel truck,  thus increasing the probability of costumer uptake.

•

Advanced Technology Freight Demonstration Projects.  This newly-formed program has earmarked $20MM - $25MM for a large-scale zero-emission drayage truck demonstration.  Vision has been invited to the California Air Resources Board headquarters, to provide input regarding the program’s language and its implementation.  Vision intends to submit an application to put a sizable fleet of FCEVs in Southern California.  This fleet will be used to test new configurations of the Tyrano™.  The solicitation window is expected to open in the 4th Quarter of 2014.

•

Alternative and Renewable Fuel and Vehicle Technology Program (ARFVTP). The ARFVTP is a competitive grant program administered by the California Energy Commission (CEC) that provides up to $100 million annually towards the development of innovative transportation and fuel technologies that help California meet its energy, clean air, and climate-change goals.  The 2014-2015 funding allotment for medium-duty and heavy-duty alternative vehicles is $24,873,512.  Vision has been actively working with the CEC on shaping the program policy for heavy-duty FCE trucks.  The solicitation window is expected to open in the 3th Quarter of 2014.

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

Use of Estimates

In accordance with GAAP, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors.  Management believes it has exercised reasonable judgment in deriving these estimates.  Consequently, a change in conditions could affect these estimates.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended June 30, 2014 and through the date of filing this report that we believe are applicable or would have a material impact on our financial statements.

RESULTS OF OPERATIONS – THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Research and Development

Research and development expenses increased by $6,069 to $8,524 in the three months ended June 30, 2014 from $2,455 in the three months ended June 30, 2013.  Research and development expenses increased by $12,225 to $14,854 in the six months ended June 30, 2014 from $2,629 in the six months ended June 30, 2013.  At this time, much of our efforts are focused on grant milestones for the Los Angeles-based DOE grant, and we currently defer labor and other costs to projects in progress on our balance sheet rather than expensing the costs to research and development.

General and Administrative Expenses

General and administrative expenses decreased by $51,868 to $258,915 in the three months ended June 30, 2014 from $310,783 in the three months ended June 30, 2013.  General and administrative expenses decreased by $322,979 to $350,100 in the six months ended June 30, 2014 from $673,079 in the six months ended June 30, 2013.  The decrease in general and administrative expenses in the current year is due primarily to our deferring certain costs and expenses to projects in progress and to decreases in salaries and professional fees.

Equity Based Compensation

Equity-based compensation expense decreased by $1,342,320 to $(539,652) in the three months ended June 30, 2014 from $802,668 in the three months ended June 30, 2013.  Equity-based compensation expense decreased by $1,537,220 to $9,022 in the six months ended June 30, 2014 from $1,546,242 in the six months ended June 30, 2013.  During the three months we had a change in our estimate of equity-based compensation, resulting in a credit balance.  We amortize the value of equity-based compensation over the periods the awards vest.  As a result the compensation expense may vary from period to period as vesting periods end.   In addition, we have not recently granted equity based compensation awards and have few outstanding awards at June 30, 2014.

Depreciation and Amortization Expense

Depreciation and amortization decreased by $7,134 to $33,222 in the three months ended June 30, 2014 from $40,356 in the three months ended June 30, 2013.  Depreciation and amortization decreased by $3,954 to $66,378 in the six months ended June 30, 2014 from $70,332 in the six months ended June 30, 2013.  Much of the decrease is due to our not acquiring new property and equipment during 2014 and to more of our property and equipment being fully depreciated.

Other Income (Expense)

Miscellaneous income (expense) is not material to our results of operations.  Miscellaneous expense was $3,066 in the three months ended June 30, 2014 compared to miscellaneous income of $119 in the three months ended June 30, 2013.  Miscellaneous expense was $1,654 in the six months ended June 30, 2014 compared to miscellaneous income of $30 in the six months ended June 30, 2013.

Interest expense increased by $93,288 to $140,575 in the three months ended June 30, 2014 from $47,287 in the three months ended June 30, 2013.  Interest expense increased by $146,899 to $244,308 in the six months ended June 30, 2014 from $97,409 in the six months ended June 30, 2013.  We continue to fund our operations primarily with debt, with resultant increases in interest expense.

We reported a loss on legal settlement of $185,000 in the three months and six months ended June 30, 2013.  We had no such loss in the three months and six months ended June 30, 2014.

We reported a loss on extinguishment of debt of $233,493 in the three months ended June 30, 2014 compared to a gain on extinguishment of debt of $21,586 in the three months ended June 30, 2013.  We reported a loss on extinguishment of debt of $567,834 in the six months ended June 30, 2014 compared to a gain on extinguishment of debt of $37,012 in the six months ended June 30, 2013.  Generally, the loss on extinguishment of debt results from the conversion of debt to equity where we record the issuance of our common stock at current market prices and the debt conversion prices are discounted from market prices, resulting in a difference that is recorded as a loss on extinguishment of debt.

Net Loss

As a result, we reported a net loss for the three months ended June 30, 2014 of $138,143, compared to a net loss of $1,366,844 for the three months ended June 30, 2013.  We reported a net loss for the six months ended June 30, 2014 of $1,254,150, compared to a net loss of $2,537,649 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of $1,944,098 and a total stockholders’ deficit of $1,834,449.  Our cash balance at June 30, 2014 was $7,249, and we are dependent on our ability to continue to raise funds primarily through debt financing.

During the six months ended June 30, 2014, we used net cash of $519,682 in operating activities as a result of our net loss of $1,254,150 and increases in project in process of $221,739, inventory of $7 and prepaid expenses and other current assets of $23,784, partially offset by non-cash expenses totaling $818,508, and an increase in accounts payable and accrued expenses of $161,490.

By comparison, during the six months ended June 30, 2013, we used net cash of $965,203 in operating activities as a result of our net loss of $2,537,649 and increases in inventory of $43,751, prepaid expenses and other current assets of $32,286 and a decrease in accounts payable and accrued expenses of $49,218, partially offset by non-cash expenses totaling $1,693,442 and a decrease in trade deposits of $4,259.

Net cash used in investing activities in the six months ended June 30, 2014 was $200 for an increase in other assets.  Net cash used in investing activities in the six months ended June 30, 2013 was $115,806, comprised of purchase of property and equipment of $79,836 and increase in other assets of $35,970.

Net cash provided by financing activities during the six months ended June 30, 2014 was $516,548, comprised of proceeds from notes payable of $520,200, partially offset by payment of stock issuance costs of $3,652.  Net cash provided by financing activities during six months ended June 30, 2013 was $1,292,000, comprised of proceeds from notes payable of $1,345,000, partially offset by principal payments on notes payable of $53,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, the Company did not issue any unregistered shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*

Certification of Chief Executive Officer and the Acting Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Auto Assignment Filed on September 20, 2007 as Exhibit 99 to the registrant’s Registration Statement on Form SB-2 (File No. 333-146209) and incorporated herein by reference.
99.3	Lawrence Weisdorn Employment Agreement Filed on December 29, 2008, as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.4	Donald Hejmanowski Employment Agreement Filed on December 29, 2008, as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.5	Martin Schuermann Employment Agreement Filed on December 29, 2008, as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 2008 and incorporated herein by reference.
99.6	Martin Schuermann Employment Agreement Filed on June 16, 2011, as Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 14, 2011, and incorporated herein by reference.
99.11	Jerome Torresyap Employment Agreement Filed on August 2, 2012, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated August 1, 2012, and incorporated herein by reference
99.12	QIF Malta 1 Ltd Loan Agreement February 4, 2013 Filed on February 12, 2013, as Exhibit 99.12 to the Company’s Current Report on Form 8-K dated February 4, 2013, and incorporated herein by reference
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

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

SIGNATURES

In accordance with requirements of the Exchange Act,  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION INDUSTRIES CORP.

Dated: August 13, 2014		/s/Martin Schuermann
Martin Schuermann
Chief Executive Officer, Secretary,
Treasurer and Director

Dated: August 13, 2014	By:	/s/ Dennis Gauger
Dennis Gauger
Acting Chief Financial Officer